Form 10QSB
period 1999-12-31
COOL ENTERTAINMENT INC
filed 2000-02-08
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 1999

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to _____________

                         Commission file number 0-28879

                             COOL ENTERTAINMENT INC.
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                        APPLIED FOR
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                       Identification No.)

          10900 N.E. 8TH STREET, SUITE 900, BELLEVUE, WASHINGTON 98004
                    (Address of principal executive offices)

                                 (888) 603-8833
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No _X_

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             36,218,863 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                DECEMBER 31, 1999

         Transitional Small Business Disclosure Format (check one); Yes___ No_X_

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       Interim Consolidated Balance Sheets
                           (Expressed in U.S. Dollars)


                                                                              DECEMBER
                                                                                31,             JUNE 30,
                                                                                1999              1999
                                                                           ==============    ===============
                                                                            (UNAUDITED)         (AUDITED)

                                     ASSETS

Current asset:
    Cash                                                                   $       37,649    $        89,058
    Subscriptions receivable                                                        8,000                  0

                                                                           --------------    ---------------
    Total current assets                                                           45,649             89,058

Property and equipment, net                                                        17,736                  0

Receivable from related party                                                      50,296             45,297
                                                                           --------------    ---------------

                                                                           $      113,681    $       134,355
                                                                           ==============    ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                               $       42,602    $        15,107
    Loan payable                                                                        0             15,000

                                                                                   42,602             30,107

Stockholders' equity:
    Common stock, no par value, authorized 100,000,000 shares;
      issued and outstanding 36,218,863 shares at December 31, 1999               386,545            217,158
    Other paid-in capital                                                         206,166              4,387
    Deficit accumulated during the development stage                            (521,632)          (117,297)
                                                                           --------------    ---------------

    Total stockholders' equity                                                     71,079            104,248

                                                                           $      113,681    $       134,355
                                                                           ==============    ===============


See accompanying notes to interim consolidated financial statements.




Prepared by Management

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  Interim Consolidated Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                                 Period from         Period from
                                                                 Six              Three          November 3,         November 3,
                                                            months ended       months ended      1998 (inception) 1998 (inception)
                                                            December 31,       December 31,      December 31,       December 31,
                                                                1999               1999              1998               1999
                                                           ---------------    --------------    --------------    -----------------
                                                             (unaudited)       (unaudited)       (unaudited)         (unaudited)

Operating expenses:
    Organization costs                                     $           -      $          -      $          -      $           1,218
    Depreciation                                                     3,276             1,001                                  3,276
    Site development and maintenance                               190,788           168,004                                220,666
    Management fees                                                114,869            65,876                                141,558
    Professional fees                                               42,503            14,318                                 81,950
    Travel, advertising and promotion                               29,901             2,232                                 44,681
    Office and administrative                                       22,997            11,030                                28282.4
                                                           ---------------    --------------    --------------    -----------------

Loss for the period                                        $     (404,335)    $    (262,462)    $          -      $       (521,632)
                                                           ===============    ==============    ==============    =================

Net loss per common share, basic and diluted               $       (0.017)


Weighted average common shares outstanding,
basic and diluted                                              23,420,987


    See accompanying notes to interim consolidated financial statements.




Prepared by Management

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  Interim Consolidated Statement of Cash Flows
                           (Expressed in U.S. dollars)

                                                                                          Period from           Period from
                                                                      Six                 November 3,           November 3,
                                                                 months ended          1998 (inception)      1998 (inception)
                                                                 December 31,           to December 31,       to December 31,
                                                                      1999                    1998                   1999
                                                             ---------------------    -------------------    ------------------
                                                                  (unaudited)             (unaudited)


Cash flows from operating activities:

Operations:
       Loss for the period                                   $           (404,335)    $              -       $        (521,632)
       Items not involving cash:
       Amortization                                                                                  -                   1,218
       Depreciation                                                         3,276                    -                   3,276
    Changes in operating asset and liabilities:
       Subscriptions receivable                                            (8,000)                   -                  (8,000)
       Receivable from related party                                       (4,999)                   -                 (26,929)
       Accounts payable and accrued liabilities                            12,493                 15,000                26,248
                                                             ---------------------    -------------------    ------------------

    Net cash used in operating activities                                (401,565)                15,000              (525,819)
                                                             ---------------------    -------------------    ------------------

Cash flows from investing activities:
    Cash acquired on acquisition                                              -                      -                   2,960
    Purchase of property and equipment                                    (21,011)                   -                 (21,011)
                                                             ---------------------    -------------------    ------------------

    Net cash used in investing activities                                 (21,011)                   -                 (18,051)
                                                             ---------------------    -------------------    ------------------

Cash flows from financing activities:
    Net proceeds from issuances of common stock and                                              (15,000)
    subscriptions
                                                                          371,166                    -                 581,519
                                                             ---------------------    -------------------    ------------------
    Net cash provided by financing activities
                                                                          371,166                (15,000)              581,519
                                                             ---------------------    -------------------    ------------------
Net increase in cash and cash equivalents during the period
                                                                          (51,410)                   -                  37,649
Cash and cash equivalents at beginning of period
                                                                           89,059                    -                     -
                                                             ---------------------    -------------------    ------------------
Cash and cash equivalents at end of period
                                                                           37,649                    -                  37,649
Supplementary disclosure:
    Non-cash transactions:
       Stock issued to acquire Cool Entertainment Inc.
       (note 2(a))
                                                                                                     -                   8,232
    Interest paid
    Taxes paid                                                                                       -                     -
                                                                                                     -                     -


       See accompanying notes to interim consolidated financial statements.



Prepared by Management

                            COOL ENTERTAINMENT INC.
                       (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

             Interim Consolidated Statement of Stockholders' Equity
                          (Expressed in U.S. Dollars)

         Period from November 3, 1998 (inception) to December 31, 1999

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                  Other            During            Total
                                                    Common Stock                 Paid-In         Development     Stockholders'
                                              SHARES            AMOUNT           CAPITAL            STAGE            EQUITY
                                              ------            ------           -------            -----            ------

Balance, November 3, 1998
(Minas Novas Gold Corp.
Common Stock)                                  12,483,533    $     180,958    $                $                 $      180,958

Adjustment to comply with
reverse takeover accounting:
elimination of Minas
Novas common stock                                                (180,958)                                            (180,958)
Cool Washington
common stock                                                           400                                                  400

Common stock issued to
purchase all issued and
outstanding shares of
Cool Washington, March 1,
1999 (note 2(a))                               23,184,044           11,192                                               11,192

Common stock issued for cash,
April 12, 1999 at $0.75 per
share, net of issuance costs
of $2,849                                          40,000           27,151                                               27,151

Common stock issued for cash,
April 23, 1999 at $0.90 per
share, net of issuance costs
of $2,736                                         121,111          106,264                                              106,264

Fully paid stock subscriptions,
April 23, 1999, at $0.90 per
share, net of issuance costs
of $113                                                                                4,387                              4,387

Common stock issued for cash,
May 28, 1999 at $0.75 per
share, net of issuance costs
of $2,849                                         100,000           72,151                                               72,151

Net loss                                                                                              (117,297)        (117,297)
                                          --------------------------------------------------------------------------------------

Balance, June 30, 1999                         35,928,688          217,158             4,387          (117,297)         104,248

Fully paid stock subscriptions,
July 20, 1999 at $0.65 per
share, net of issuance costs
of nil                                                                                75,000                             75,000

Fully paid stock subscriptions
August 6, 1999, at $0.53 per
share, net of issuance costs
of nil                                                                                55,985                             55,985

Unpaid stock subscriptions
August 6, 1999, at $0.53 per
share, net of issuance costs
of nil (note 4)                                                                       19,015                             19,015

Fully paid stock subscriptions
September 10, 1999, at $0.53 per
share, net of issuance costs
of nil                                                                                69,921                             69,921

Unpaid stock subscriptions
September 10, 1999, at $0.53 per
share, net of issuance costs
of nil (note 4)                                                                        5,079                              5,079
                                          --------------------------------------------------------------------------------------

Net loss                                                                                              (141,873)        (141,873)
                                          --------------------------------------------------------------------------------------

Balance, September 30, 1999                    35,928,688    $     217,158    $      229,387   $      (259,170)  $      187,375





                            COOL ENTERTAINMENT INC.
                       (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

             Interim Consolidated Statement of Stockholders' Equity
                          (Expressed in U.S. Dollars)

         Period from November 3, 1998 (inception) to December 31, 1999

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                  Other            During            Total
                                                    Common Stock                 Paid-In         Development     Stockholders'
                                              SHARES            AMOUNT           CAPITAL            STAGE            EQUITY
                                              ------            ------           -------            -----            ------

Issuance of common stock                          226,000          135,372          (135,372)                               -
for fully paid stock subscriptions

Issuance of common stock                           35,875           19,015           (19,015)                               -
for unpaid stock subscriptions

Common stock issued to satisfy loan
August 3rd, 1999 at $0.53 per share                28,300           15,000                                               15,000

Fully paid stock subscriptions
September 10, 1999, at $0.53 per
share, net of issuance costs
of nil (note 4)                                                                          166                                166

Fully paid stock subscriptions
December 15, 1999, at $0.25 per
share, net of issuance costs
of nil                                                                               123,000                            123,000

Unpaid stock subscriptions
December 15, 1999, at $0.25 per
share, net of issuance costs
of nil (note 4)                                                                        8,000                              8,000
                                                                                                                            -
                                          --------------------------------------------------------------------------------------

Net loss                                                                                              (262,462)        (262,462)
                                          --------------------------------------------------------------------------------------

Balance, December 31, 1999                     36,218,863    $     386,545    $      206,166   $      (521,632)  $       71,079
                                          ======================================================================================


See accompanying notes to interim consolidated financial statements.





Prepared by Management

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise))

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                       Six months ended December 31, 1999
         Period from November 3, 1998 (inception) to December 31, 1999
================================================================================

1.   GENERAL AND FUTURE OPERATIONS

     Cool Entertainment Inc. (the "Company") was incorporated under the laws of the State of Colorado on June 17, 1996, under the name of Minas Novas Gold Corp. On February 15, 1999, the Company changed its name to Cool Entertainment Inc. Prior to its acquisition of Cool Washington (note 2(a)), the Company was a holding company with no substantive operations.

     The Company is currently in the business of retailing entertainment related products such as CDs, DVDs and videos through the website it is developing.

     These  consolidated  financial  statements  have been  prepared  on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure strategic partnerships There can be no assurance that the Company will be able to secure market acceptance or strategic partnerships. As of December 31, 1999, the Company is considered to be in the development stage as the Company has not generated revenues and is continuing to develop its business. The Company has experienced negative cash flows and operations have primarily been financed through the issuance of common stock. The Company does not have sufficient working capital to sustain operations until the end of the year ended June 30, 2000. Management's plan is to raise additional debt or equity financing and such financings may not be available or may not be available on reasonable terms.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Reverse takeover and basis of presentation:

         On March 1, 1999, the Company issued 23,184,044 common shares for all of the issued and outstanding shares of Cool Entertainment Inc. ("Cool Washington"), a company incorporated in the State of Washington on November 3, 1998. The acquisition was a reverse takeover with Cool Washington being the deemed accounting acquiror for financial statement purposes. The transaction has been accounted for as a capital transaction effectively representing an issue of shares by Cool Washington for the net assets of the Company.

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise))

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                       Six months ended December 31, 1999
         Period from November 3, 1998 (inception) to December 31, 1999
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (a) Reverse takeover and basis of presentation (continued):

         The net assets acquired as follows:

         Cash                                                 $           2,960
         Other working capital ,net                                      22,015
         Organizational costs                                             1,217
         Loan payable                                                   (15,000)
         -----------------------------------------------------------------------
                                                              $          11,192
         =======================================================================

         Acquisition related costs of $23,367 were incurred and were recorded as professional fees.

         The historical financial statements reflect the financial position of Cool Washington from the date of its incorporation on November 3, 1998, consolidated with those of the Company from March 1, 1999.

     (b) Basis of consolidation:

         These consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The financial statements include the accounts of the Company's wholly-owned subsidiary, Cool Washington and all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's financial statements for the period ended June 30, 1999 and should be read in conjunction therewith. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

     (c) Use of estimates:

         The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported revenues and expenses for the reporting period. Actual results could differ from those estimates.

     (d) Property and equipment

         Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful life determined to be 2 years.

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise))

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                       Six months ended December 31, 1999
         Period from November 3, 1998 (inception) to December 31, 1999
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (e) Net loss per share:

         Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Fully paid common share subscriptions that entitles the holder to dividends are included in weighted average number of common shares. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the period presented, basic and diluted net loss per share are the same.

         Excluded from the computation of diluted loss per share for the period ended December 31, 1999 are 17,388,033 shares of common stock held in escrow. The release of these escrowed shares is contingent upon the Company's achievement of certain financing and website development milestones.


3.   RELATED PARTY BALANCES AND TRANSACTIONS:

     In March, 1999, the Company entered into a contract with a company, Cool Management Inc., controlled by its stockholders to provide management services, site development and other professional services at cost plus 10%. The expiry date of the contract is contingent upon the Company's achievement of certain financing milestones and will conclude on the date the final milestone is reached or upon the termination of the financing agent. The receivable from related party is non-interest bearing, unsecured and due on demand. The funds were advanced to Cool Management Inc. to fund development of the Company's website.


4.   SUBSEQUENT EVENTS:

     (a) Subsequent to the quarter ending December 31, 1999 - 524,000 common shares are anticipated to be issued at $0.25 per share to finance the operations of the Company.

     (b) Cash was received subsequent to quarter end for the common stock subscription agreements to finance the operations of the Company and are recorded as subscriptions receivable on the balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The acquisition of Cool Entertainment Inc., a Washington corporation ("Cool Washington") on March 1, 1999 has been accounted for as a reverse takeover with Cool Washington being the deemed acquiror for accounting purposes. The transaction has been accounted for as the issuance of shares by Cool Washington for the net assets of the Company. Accordingly, the financial statements included with this registration statement reflect the financial position, results of operations, and cash flows of Cool Washington from the date of its incorporation on November 3, 1998, consolidated with those of the Company from March 1, 1999.

RESULTS OF OPERATIONS

         The Company is considered to be in the development stage since it has not generated revenues and is continuing to develop its business. The Company will not be able to generate any revenues until the first calendar quarter of 2000.

         From inception to June 30, 1999, the Company generated a net loss of $117,297. Approximately 34% of the operating expenses were professional fees. Of this amount, 59% or $23,367 were costs related to the acquisition of Cool Washington. Of the remaining operating expenses, $29,878 was incurred for site development and maintenance and $26,689 were management fees.

         For the six months ended December 31, 1999, the Company incurred a loss of $404,335. Operating expenses consisted of the following: site development and maintenance of $190,788, management fees of $114,869, professional fees of $42,503, travel, advertising and promotion of $29,901, and $22,997 for office and administration. These expenditures reflect the Company's launch of its website, coolentertainment.com, on January 26, 2000.

         Since inception (November 3, 1998), the Company has incurred a net loss of $521,632.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999 and December 31, 1999, the Company had working capital of $58,951 and $3,047, respectively. All of the Company's liquidity has been provided through the sale of its Common Stock. For the period from November 3, 1998 to June 30, 1999, the Company has received $210,353 in net proceeds from the issuance of its Common Stock. During the six months ended December 31, 1999, the Company received an additional $371,166 from the sale of stock.

PLAN OF OPERATION

         As of January 1, 2000, the Company had cash of approximately $90,000, which will satisfy its requirements through February 2000. Additional funds have been raised to complete the development of the website and to continue operations through the end of June 2000. In addition, the Company is required to raise more funds for a marketing campaign. The Company is dependent upon external sources of funds and there is no assurance that any such funding will be available to the Company. The Company does not anticipate making any expenditures for plant or equipment, but expects to increase the number of employees after its website is launched and fully operational.

         Due to the losses generated to date and the fact that operations have been financed through the issuance of Common Stock, there is substantial doubt about the Company's ability to continue as a going concern. As stated above, the Company does not have sufficient working capital to sustain operations until the end of its current fiscal year, which ends June 30, 2000. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms.

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information due to the programming of a two digit year rather than a four digit year. The risk is that a system will recognize the digits "00" as 1900 rather than the year 2000, or that the system may not recognize "00" as a year at all. As a result, computers and embedded processing systems may be at risk of malfunctioning.

         The Company has completed its assessment of the impact of Year 2000 issues on its business operations. The Year 2000 issue may affect the Company in four principal areas including: (1) computer systems such as personal computers, operating systems, business software, and application software including accounting systems, technical support software and administration software; (2) field assets (primarily embedded systems) such as programmable logic controllers and equipment control panels; (3) other systems such as telephones, photocopiers and facsimile machines; and (4) third-party suppliers and service providers such as banks and insurance companies.

         To date, the Company has implemented and tested its computer software and hardware for Year 2000 compliance and has concluded that its hardware and software is Year 2000 compliant.

         The Company's Year 2000 program is designed to reduce the Company's risk of material losses due to the Year 2000 issue. Management does not anticipate any material adverse effect from the Year 2000 issue; however, the Company cannot be certain that it will not suffer material adverse effects in the event that third parties upon which the Company is dependent are unable to resolve their Year 2000 issues. The Company did not experience any difficulties during the transition from 1999 to 2000.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  In December 1999, Worgan Corporation subscribed for 524,000 shares of Common Stock for cash of $131,000. The Company relied upon the exemption from registration contained in
                  Section 4(2) of the Securities Act of 1933. No underwriters were used and no underwriting commissions were paid. These shares have not yet been issued.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A)       EXHIBITS


   REGULATION                                                                                                  CONSECUTIVE
    S-B NUMBER                                              EXHIBIT                                             PAGE NUMBER
       2.1          Chelsea Pacific Financial Corp. Agreement dated February 25, 1999 (1)<F1>                       N/A
       3.1          Articles of Incorporation, as amended (1)<F1>                                                   N/A
       3.2          Bylaws (1)<F1>                                                                                  N/A
      10.1          Management Agreement between Cool Entertainment, Inc., and Cool                                 N/A
                    Management Inc. dated March 1, 1999 (1)<F1>
      10.2          Employment Agreement between Cool Management Inc. and Marc G.                                   N/A
                    Belcourt dated March 1, 1999 (1)<F1>






   REGULATION                                                                                                  CONSECUTIVE
    S-B NUMBER                                              EXHIBIT                                             PAGE NUMBER
      10.3          Consulting Agreement between Cool Management Inc. and Leonard Wayne                             N/A
                    Voth dated March 1, 1999 (1)<F1>
      10.4          Employment Agreement between Cool Management Inc. and William J.                                N/A
                    Hadcock dated March 1, 1999 (1)<F1>
      10.5          Employment Agreement between Cool Management Inc. and Clement K.M.                              N/A
                    Lau dated March 1, 1999 (1)<F1>
      10.6          Escrow Agreement between Pacific Corporate Trust Company, Cool                                  N/A
                    Entertainment, Inc. (Washington), Chelsea Pacific Financial Corp., Cool
                    Entertainment, Inc. (Colorado), Clement Kar Man Lau, William James
                    Hadcock, Leonard Wayne Voth, and Marc Gregory Belcourt dated March 1,
                    1999, as amended (1)<F1>
      10.7          Form of Registration Rights Agreement between Cool Entertainment, Inc.                          N/A
                    and each of Clement Kar Man Lau, William James Hadcock, Leonard Wayne
                    Voth, and Marc Gregory Belcourt dated March 1, 1999 (1)<F1>
      10.8          Order Fulfillment Agreement with Valley Media, Inc. dated May 4, 1999 (1)                       N/A
      10.9          License Agreement with Muze, Inc. dated May 1999 (1)<F1>                                        N/A
       27           Financial Data Schedule
----------------------------

<F1>
(1)      Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File
         No. 0-28879

                  B)       REPORTS ON FORM 8-K:

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COOL ENTERTAINMENT INC.
                                  (Registrant)


Date:    February 8, 2000         By:/s/CLEMENT LAU
                                        Clement Lau, President (Principal
                                        financial officer)

                                   Exhibit 27

                             Financial Data Schedule