Form 10QSB
period 2000-03-31
COOL ENTERTAINMENT INC
filed 2000-05-23
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 2000

[ ]            TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to __________________

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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             37,619,401 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                 MARCH 31, 2000

         Transitional Small Business Disclosure Format (check one); Yes   No X

                  Interim Consolidated Financial Statements of

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise)

                           (Expressed in U.S. Dollars)

                                 March 31, 2000

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise)

                       Interim Consolidated Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                              March 31,            June 30,
                                                                                2000                 1999
                                                                             (unaudited)
                                      Assets
Current assets:
     Cash and cash equivalents                                            $       102,267      $        89,058
                                                                          ----------------     ----------------
         Total current assets                                                     102,267               89,058

Property and equipment, net                                                        24,066                   -

Receivable from related party                                                      78,045               45,297
                                                                          ----------------     ----------------

                                                                          $       204,378      $       134,355
                                                                          ================     ================
                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                             $        31,724      $        15,107
     Loan payable                                                                      -                15,000
                                                                          ----------------     ----------------
         Total current liabilities                                                 31,724               30,107

Stockholders' equity:
     Common stock, no par value, authorized 100,000,000 shares; issued
       37,619,401 (unaudited) shares at March 31, 2000
       and 35,928,688 shares at June 30, 1999                                  13,320,355              217,158
     Less:  subscriptions receivable                                               (1,000)                  -
     Other paid-in capital                                                         12,166                4,387
     Deficit accumulated during the development stage                         (13,158,867)            (117,297)
                                                                          ----------------     ----------------
         Total stockholders' equity                                               172,654              104,248
                                                                          ----------------     ----------------

                                                                          $       204,378      $       134,355
                                                                          ================     ================


See accompanying notes to interim consolidated financial statements.

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise)

                  Interim Consolidated Statements of Operations
                           (Expressed in U.S. Dollars)


                                                Period from
                                    Nine        November 3,                                        Period from
                                  months               1998            Three            Three      November 3,
                                   ended     (inception) to     months ended     months ended 1998 (inception)
                              March 31,           March 31,        March 31,        March 31,     to March 31,
                                    2000               1999             2000             1999             2000
                             (unaudited)        (unaudited)      (unaudited)      (unaudited)      (unaudited)

Operating income:
     Sales                 $       2,496    $         -       $      2,496    $         -       $        2,496
     Cost of goods sold            2,167              -              2,167              -                2,167
                           -------------    ------------      ------------    ------------      --------------

     Gross profit                    329              -                329              -                  329

Operating expenses:
     Site development and
       maintenance (note 5)   12,584,909              -         12,394,121              -           12,614,787
     Management fees             182,044           5,340            67,175           5,340             208,733
     Professional fees           162,121          23,367           119,618          23,367             201,568
     Travel, advertising and
       promotion                  77,701              -             47,800              -               92,481
     Office and administrative    28,381              61             5,384              61              33,666
     Depreciation                  6,743              -              3,467              -                6,743
     Organization costs               -               -                 -               -                1,218
                           -------------    ------------      ------------    ------------      --------------

                              13,041,899          28,768        12,637,565          28,768          13,159,196
                           -------------    ------------      ------------    ------------      --------------

Loss for the period        $(13,041,570)         (28,768)     $(12,637,236)   $    (28,768)     $  (13,158,867)
                           =============    ------------      =============   ============      ==============

Net loss per common share,
   basic and diluted       $      (0.61)    $     (0.00)      $     (0.47)    $     (0.00)      $       (0.71)
                           =============    ============      ============    ============      ==============

Weighted average common
   shares outstanding,
   basic and diluted          21,383,777      13,705,821        26,899,759      14,479,937          18,592,830
                           =============    ============      ============    ============      ==============

See accompanying notes to interim consolidated financial statements.

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise)

             Interim Consolidated Statement of Stockholders' Equity
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
           Period from November 3, 1998 (inception) to March 31, 2000

                                                                                        Deficit
                                                                                    Accumulated
                                                                        Other            During          Total
                                          COMMON STOCK                Paid-In       Development  Stockholders'
                                         SHARES       AMOUNT          CAPITAL             STAGE         EQUITY

BALANCE, NOVEMBER 3, 1998
   (Minas Novas Gold Corp.
   Common Stock)                     12,483,533  $   180,958    $          -      $          -    $    180,958

     Adjustment to comply with
      recapitalization accounting:
         o elimination of Minas
           Novas common stock                -      (180,958)              -                 -        (180,958)
         o Cool Washington
           common stock                      -           400               -                 -             400

     Common stock issued to
       purchase all issued and
       outstanding shares of
       Cool Washington, March 1,
       1999 (note 2(a))              23,184,044       11,192               -                 -          11,192

     Common stock issued for cash,
       April 12, 1999 at $0.75 per
       share, net of issuance costs
       of $2,849                         40,000       27,151               -                 -          27,151

     Common stock issued for cash,
       April 23, 1999 at $0.90 per
       share, net of issuance costs
       of $2,736                        121,111      106,264               -                 -         106,264

     Fully paid stock subscriptions,
       April 23, 1999, at $0.90 per
       share, net of issuance costs
       of $113                               -            -             4,387                -           4,387

     Common stock issued for cash,
       May 28, 1999 at $0.75 per
       share, net of issuance costs
       of $2,849                        100,000       72,151               -                 -          72,151

     Net loss                                -            -                -           (117,297)      (117,297)
                                   ------------  -----------   --------------     --------------  -------------

BALANCE, JUNE 30, 1999               35,928,688      217,158            4,387          (117,297)       104,248

     Fully paid stock subscriptions,
       July 20, 1999 at $0.65 per
       share, net of issuance costs
       of nil                                -            -            75,000                -          75,000


                                       5

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise)

             Interim Consolidated Statement of Stockholders' Equity
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
           Period from November 3, 1998 (inception) to March 31, 2000

                                                                                        Deficit
                                                                                    Accumulated
                                                                        Other            During          Total
                                          COMMON STOCK                Paid-In       Development  Stockholders'
                                         SHARES       AMOUNT          CAPITAL             STAGE         EQUITY
     (continued)
     Fully paid stock subscriptions
       August 6, 1999, at $0.53 per
       share, net of issuance costs
       of nil                                -   $        -    $       55,985     $          -    $     55,985

     Unpaid stock subscriptions
       August 6, 1999, at $0.53 per
       share, net of issuance costs
       of nil                                -            -            19,015                -          19,015

     Fully paid stock subscriptions
       September 10, 1999, at $0.53 per
       share, net of issuance costs
       of nil                                -            -            69,921                -          69,921

     Unpaid stock subscriptions
       September 10, 1999, at $0.53 per
       share, net of issuance costs
       of nil                                -            -             5,079                -           5,079

     Net loss                                -            -                -           (141,873)      (141,873)
                                   ------------  -----------   --------------     --------------  ------------

BALANCE, SEPTEMBER 30, 1999          35,928,688      217,158          229,387          (259,170)       187,375

     Common stock issued October 1,
       1999 for fully paid stock
       subscriptions at
       $0.53 per share, net of
       issuance costs of nil            105,625       55,985          (55,985)               -              -

     Common stock issued October 1,
       1999 for fully paid stock
       subscriptions at $0.53 per
       share, net of
       issuance costs of nil             35,875       19,015          (19,015)               -              -

     Common stock issued October 1,
       1999 to satisfy loan at
       $0.53 per share                   28,300       15,000               -                 -          15,000

     Common stock issued October 1,
       1999 fully paid stock
       subscriptions at $0.65 net
       of issuance costs of nil         115,375       75,000          (75,000)               -              -

     Common stock issued October 1,
       1999 for fully paid stock
       subscriptions at $0.90,
       net of issuance costs of nil       5,000        4,387           (4,387)               -              -

     Fully paid stock subscriptions
       September 10, 1999, at $0.53
       per share, net of issuance
       costs of nil                          -            -               166                -             166

     Fully paid stock subscriptions
       December 15, 1999, at $0.25
       per share, net of issuance
       costs of nil                          -            -           123,000                -         123,000

                                       6

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise)

             Interim Consolidated Statement of Stockholders' Equity
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
           Period from November 3, 1998 (inception) to March 31, 2000

                                                                                                     Deficit
                                                                                                 Accumulated
                                                                        Other                         During         Total
                                             COMMON STOCK             Paid-In     Subscriptions  Development Stockholders'
                                         SHARES       AMOUNT          CAPITAL        RECEIVABLE        STAGE        EQUITY
     (continued)
     Unpaid stock subscriptions
       December 15, 1999, at
       $0.25 per share, net of
       issuance costs
       of nil                                -   $        -         $   8,000          (8,000) $          -    $        -

     Net loss                                -            -                -               -       (262,461)      (262,461)
                                     ----------  -----------        ---------        --------- -------------   ------------
BALANCE, DECEMBER 31, 1999           36,218,863      386,545          206,166          (8,000)     (521,631)        63,080

     Common stock issued January
       3, 2000 for fully paid
        stock subscriptions at
       $0.53 per share, net of
       issuance costs of nil            141,500       75,000          (75,000)                            -

     Common stock issued for cash,
       January 13, 2000, at $0.61
       per share, net of issuance
       costs of nil                      46,722       28,500               -                              -         28,500

     Common stock issued January 3,
       2000 for fully paid stock
       subscriptions at $0.25, net
       of issuance costs of nil         524,000      131,000         (131,000)          7,000            -           7,000

     Common stock issued for cash,
       January 27, 2000 at $0.80
       per share, net of issuance
       costs of nil                      72,500       58,000               -                              -         58,000

     Common stock issued for cash,
       February 1, 2000, at $0.80
       per share, net of issuance
       costs of $14,440                 477,816      209,560               -                              -        209,560

     Warrants issued for financial           -             -           12,000               -             -         12,000
       services (note 4)

     Site development (note 5)               -    12,345,500               -                -             -     12,345,500

     Common stock issued for
       services March 3, 2000           138,000       86,250               -                              -         86,250

     Net loss                                -            -                -                -   (12,637,236)   (12,637,236)
                                     ----------  -----------        ---------        --------- -------------   ------------
BALANCE, MARCH 31, 2000              37,619,401  $13,320,355        $  12,166          (1,000) $(13,158,867)   $   172,654
                                     ==========  ===========        =========        ========= =============   ============


See accompanying notes to interim consolidated financial statements.

                                              COOL ENTERTAINMENT INC.
                                         (FORMERLY MINAS NOVAS GOLD CORP.)
                                         (A Development Stage Enterprise)

                                   Interim Consolidated Statement of Cash Flows
                                            (Expressed in U.S. dollars)

                                                                           Period from
                                                                           November 3,             Period from
                                                       Nine months                1998             November 3,
                                                             ended      (inception) to        1998 (inception)
                                                         March 31,           March 31,            to March 31,
                                                              2000                1999                    2000
                                                       (unaudited)         (unaudited)             (unaudited)
Cash flows from operating activities:

Operations:
     Loss for the period                           $   (13,041,570)    $       (28,768)        $   (13,158,867)
     Items not involving cash:
         Depreciation                                        6,743                  -                    6,743
         Amortization of organization costs                     -                   -                    1,218
         Common stock issued for services                   86,250                  -                   86,250
         Warrants issued for financial services             12,000                  -                   12,000
         Site development and maintenance               12,345,500                  -               12,345,500
     Changes in operating assets and liabilities:
         Receivable from related party                     (32,748)                 -                  (54,678)
         Accounts payable and accrued
           liabilities                                      16,617              28,368                  30,371
                                                   ---------------      ---------------        ---------------

     Net cash used in operating activities                (607,208)               (400)               (731,463)
                                                   ---------------      --------------         ---------------

Cash flows from investing activities:
     Purchase of property and equipment                    (30,809)                 -                  (30,809)
     Cash acquired on acquisition                               -                2,960                   2,960
                                                   ---------------      --------------         ---------------

     Net cash used in investing activities                 (30,809)              2,960                 (27,849)
                                                   ----------------     --------------         ---------------

Cash flows from financing activities:
     Net proceeds from issuances of and
       subscriptions for common stock                      652,226                 400                 862,579
     Subscriptions receivable                               (1,000)                 -                   (1,000)
                                                   ---------------      --------------         ---------------

     Net cash provided by financing activities             651,226                 400                 861,579
                                                   ---------------      ---------------        ---------------

Net increase in cash and cash equivalents
   during the period                                        13,209               2,960                 102,267

Cash and cash equivalents at beginning of
   period                                                   89,058                  -                       -
                                                   ---------------      --------------         ---------------

Cash and cash equivalents at end of period         $       102,267      $        2,960         $       102,267
                                                   ===============      ==============         ===============

Supplementary disclosure:
     Non-cash transactions:
         Stock issued to acquire Cool
           Entertainment Inc. (note 2(a))          $            -       $        8,232         $         8,232
         Stock issued to satisfy loan payable               15,000                  -                   15,000
     Interest paid                                              -                   -                       -
     Taxes paid                                                 -                   -                       -

See accompanying notes to interim consolidated financial statements.

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                        Nine months ended March 31, 2000
           Period from November 3, 1998 (inception) to March 31, 2000

--------------------------------------------------------------------------------


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

     These interim consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure strategic partnerships There can be no assurance that the Company will be able to secure market acceptance or strategic partnerships. As of March 31, 2000, the Company is considered to be in the development stage as the Company has not generated any significant revenues and is continuing to develop its business. The Company has experienced negative cash flows and operations have primarily been financed through the issuance of common stock. The Company does not have sufficient working capital to sustain operations until the end of the year ended June 30, 2000. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Basis of presentation:

         On March 1, 1999, the Company issued 23,184,044 common shares for all of the issued and outstanding shares of Cool Entertainment Inc. ("Cool Washington"), a company incorporated in the State of Washington on November 3, 1998. The acquisition was accounted for as a recapitalization of Cool Washington. The transaction has been accounted for as a capital transaction effectively representing an issue of shares by Cool Washington for the net assets of the Company.

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                        Nine months ended March 31, 2000
           Period from November 3, 1998 (inception) to March 31, 2000

--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (a) Basis of presentation (continued):

         Acquisition   related   costs  of  $23,367   were   incurred   on  this
         recapitalization and have been recorded as professional fees.

         The historical financial statements reflect the financial position of Cool Washington from the date of its incorporation on November 3, 1998, consolidated with those of the Company from March 1, 1999.

     (b) Basis of consolidation:

         These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The financial statements include the accounts of the Company's wholly-owned subsidiary, Cool Washington and all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission, and should be read in conjunction therewith. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

     (c) Use of estimates:

         The preparation of interim consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and reported revenues and expenses for the reporting period. Actual results could differ from those estimates.

     (d) Property and equipment

         Property and equipment are stated at cost and are depreciated using the straight line method over their estimated useful life determined to be 2 years.

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                        Nine months ended March 31, 2000
           Period from November 3, 1998 (inception) to March 31, 2000

--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (e) Net loss per share:

         Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common stock and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the period presented, basic and diluted net loss per share are the same.


3.   RELATED PARTY BALANCES AND TRANSACTIONS:

     In March, 1999, the Company entered into a contract with a company, Cool Management Inc., controlled by its stockholders to provide management services, site development and other professional services at cost plus 10%. The expiry date of the contract is contingent upon the Company's achievement of certain financing milestones and will conclude on the date the final milestone is reached or upon the termination of the financing agent. The receivable from related party is non-interest bearing, unsecured and due on demand. The funds were advanced to Cool Management Inc. to fund future development costs of the Company's website.



4.   WARRANTS:

     On February 4, 2000 the Company granted warrants to four directors of the Company to purchase 1,200,000 common shares at $0.625 per share, being the market price per share at the date of the grant. These warrants expire in three years from their grant date. The Company also elected to grant on February 4, 2000, warrants to certain shareholders to purchase 1,200,000 common shares at $0.625 per share, being the market price per share at the date of the grant. These warrants were valued at $12,000 and were recorded as a direct financing cost related to prior equity financings in which these shareholders participated. These warrants expire in three years from their grant date. All of the warrants are exercisable immediately but are subject to a one year hold period.

     In conjunction with the issue of 477,816 common shares in February 2000, the Company issued 477,816 warrants to purchase 477,816 common shares at $1.25 per share. These warrants are exercisable immediately and expire five years from the issue date.

                             COOL ENTERTAINMENT INC.
                        (FORMERLY MINAS NOVAS GOLD CORP.)
                        (A Development Stage Enterprise)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                        Nine months ended March 31, 2000
           Period from November 3, 1998 (inception) to March 31, 2000

--------------------------------------------------------------------------------




5.   SITE DEVELOPMENT AND MAINTENANCE:

     Effective February 25, 2000, the Company reached certain performance milestones relating to the development of the Company's website. As a result, 17,388,033 common shares previously held in escrow were released. Site development and maintenance expense of $12,345,500 has been recognized, representing the difference between the market value of the common shares on the date of their release and the original cost of these common shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The acquisition of Cool Entertainment Inc., a Washington corporation ("Cool Washington") on March 1, 1999 has been accounted for as a recapitalization of Cool Washington. The transaction has been accounted for as a capital transaction effectively representing the issuance of shares by Cool Washington for the net assets of the Company.

RESULTS OF OPERATIONS

         The Company is considered to be in the development stage since it has not generated any significant revenues and is continuing to develop its business. Revenues of only $2,496 were generated during the quarter ended March 31, 2000.

         The Company experienced losses of $12,637,236 and $13,041,570 for the three months and nine months ended March 31, 2000, respectively. For the three-month period, operating expenses consisted primarily of the following: site development and maintenance of $12,394,121, management fees of $67,175, and travel, advertising, and promotion expenses of $47,800 related to the launch, development, and maintenance of the Company's website. Professional fees of $119,618 reflect the Company's efforts to achieve reporting company status under the Securities Exchange Act of 1934. Such status become effective in February 2000.

         Operating expenses for the nine-month period were primarily site development and maintenance expenses of $12,584,909, management fees of $182,044, professional fees of $162,121, and travel, advertising, and promotion expenses of $77,701. These expenditures reflect the Company's launch, development, and maintenance of its website, coolentertainment.com, on January 26, 2000.

         Site development and maintenance expense of $12,345,500 was recognized during the quarter ended March 31, 2000 as a result of the release of 17,388,033 common shares from escrow. Such shares had been held in escrow to insure the achievement of certain performance milestones relating to the development of the Company's website. The milestones were achieved in February, 2000, and the Company had to recognize the difference between the market value of the 17,388,033 common shares on the date of their release and their original cost.

         Since inception (November 3, 1998), the Company has incurred a net loss of $13,158,867.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999 and March 31, 2000, the Company had working capital of $58,951 and $70,543, respectively. Virtually all of the Company's liquidity has been provided through the sale of its Common Stock. For the period from November 3, 1998 to June 30, 1999, the Company has received $210,353 in net proceeds from the issuance of its Common Stock. During the nine months ended March 31, 2000, the Company received an additional $652,226 from the sale of stock.

PLAN OF OPERATION

         At March 31, 2000, the Company had cash of approximately $102,000. Additional funds will be needed to continue operations through the end of June 2000. In addition, the Company is required to raise more funds for a marketing campaign. The Company is dependent upon external sources of funds and there is no assurance that any such funding will be available to the Company. The Company does not anticipate making any expenditures for plant or equipment, but expects to increase the number of employees after its website is launched and fully operational.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          In January 2000, Worgan Corporation purchased 46,722 shares of Common Stock for cash of $28,500 and 72,500 shares for cash of $58,000. The Company relied upon the exemption from registration contained in
          Section 4(2) of the Securities Act of 1933. No underwriters were used and no underwriting commissions were paid.

          In February 2000, Orienstar Finance Limited purchased 477,816 shares of Common Stock and warrants to purchase 477,816 shares for cash of $224,000. The warrants are exercisable at $1.25 per share and expire five years from the date of issuance. The Company relied upon the exemption from registration contained in Rule 504 of Regulation D under the Securities Act of 1933. The Company paid a finder's fee of $13,440 and an escrow fee of $1,000.

          On February 4, 2000, the Company granted warrants to four officers and directors of the Company to purchase 1,200,000 common shares at $0.625 per share, being the market price at the date of grant. These warrants expire three years from the date of grant. Also on that date, the Company granted warrants to purchase 1,200,000 common shares at $0.625 per share to five shareholders who had assisted the Company with financing. These warrants also expire three years from the date of grant and were valued at $12,000. This amount was recorded as a direct financing cost related to prior equity financings in which these shareholders participated.

          In March 2000, the Company issued 133,000 shares to Charterbridge Financial Group, Inc. as compensation for financial public relations and investment banking services, and 5,000 shares to Bulletin Board Times, Inc. as compensation for public relations services. The shares were valued at $0.625 per share, the market value of the Common Stock at the time of issuance. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriters were used and no underwriting commissions were paid.

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

REGULATION                                                                          CONSECUTIVE
S-B NUMBER                                               EXHIBIT                    PAGE NUMBER
  2.1     Chelsea Pacific Financial Corp. Agreement dated February 25, 1999 (1)<F1>     N/A

  3.1     Articles of Incorporation, as amended (1)<F1>                                 N/A

  3.2     Bylaws (1)<F1>                                                                N/A

  10.1    Management Agreement between Cool Entertainment, Inc., and Cool               N/A
          Management Inc. dated March 1, 1999 (1)<F1>

  10.2    Employment Agreement between Cool Management Inc. and Marc G. Belcourt        N/A
          dated March 1, 1999 (1)<F1>

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

  10.8    Order Fulfillment Agreement with Valley Media, Inc. dated May 4, 1999 (1)<F1> N/A

  10.9    License Agreement with Muze, Inc. dated May 1999 (1)<F1>                      N/A


REGULATION                                                                          CONSECUTIVE
S-B NUMBER                                               EXHIBIT                    PAGE NUMBER

  27      Financial Data Schedule                                                       19

----------------------------

(1)<F1>   Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File
          No. 0-28879

          B) REPORTS ON FORM 8-K:

          None.

                                   SIGNATURES




          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COOL ENTERTAINMENT INC.

                                        (Registrant)

Date:    May 18, 2000                   By: /s/ Clement Lau
                                           ------------------------------------
                                           Clement Lau, President (Principal
                                           financial officer)