Form 10KSB
period 2000-06-30
COOL ENTERTAINMENT INC
filed 2000-09-28
CIK 1081823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to

                         Commission file number: 0-28879

                            COOL ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

          COLORADO                                           APPLIED FOR
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

          10900 N.E. 8TH STREET, SUITE 900, BELLEVUE, WASHINGTON 98004
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (888) 603-8833

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [x]    No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [ ]

State issuer's revenues for its most recent fiscal year:  $3,178

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,211,888 AS OF SEPTEMBER 19, 2000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,752,401 AS OF SEPTEMBER 19, 2000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]; No [X]

Exhibit index on page 12                                      Page 1 of 29 pages

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Cool Entertainment, Inc. (the "Company") was incorporated in the State of Colorado on June 17, 1996, under the name Minas Novas Gold Corp., to engage in mining operations. From inception to January 1999, the Company obtained options to acquire various mining properties. On January 29, 1999, the Board of Directors elected to abandon all mining operations and proceed to acquire 100% of the issued and outstanding capital stock of Cool Entertainment, Inc., a Washington corporation ("Cool Washington"), in exchange solely for 65% of the Company's then outstanding Common Stock (the "Share Exchange"). The acquisition of Cool Washington was completed March 1, 1999, and effective February 22, 1999, the Company changed its name to Cool Entertainment, Inc.

         Under the terms of the Share Exchange, 75% of the shares issued to the four shareholders of Cool Washington (the "Vendors") were initially held in escrow with Pacific Corporate Trust Company of Vancouver, British Columbia, as the escrow agent. Chelsea Pacific Financial Corp., of Vancouver, British Columbia firm, was given a right of first refusal to arrange for all financing for the Company through March 1, 2000, and had agreed to use its best efforts to arrange financing for the Company as follows: $500,000 by July 1, 1999; $500,000 by September 1, 1999; $500,000 by December 1, 1999; and $500,000 by March 1,
2000.

         Escrowed shares were to be released upon reaching the various financing milestones and upon Cool Washington certifying that it had fully developed the website with the following features: on-line magazines, on-line chat rooms, email services, and on-line games. As of April 7, 2000, all of the shares had been released from escrow.

BUSINESS

         Since February 2000, the Company has offered a variety of entertainment products on the Internet through its website, WWW.COOLENTERTAINMENT.COM. Customers can make purchases through their personal computers. The Company ships to customers in the United States and Canada via the U.S. Parcel Service, Federal Express, and UPS International Express Services, depending upon the customer's wishes. The Company has entered into distribution agreements with distributors in the music, film, video game, and literary segments of the entertainment industry in order to offer the latest and most widely advertised entertainment products available. In addition, the Company offers value-added services such as celebrity interviews, book reviews, online chat rooms, online games, and free e-mail accounts on its website to attract users to the website.

         The Company also offers digital downloading and advertising as an additional revenue sources. Digital downloading refers to the digital delivery of music over the Internet. Customers have the option of downloading songs in the formats of MP3 and Liquid Audio.

         CONTENT PROVIDERS. The Company obtains the content for its web site from various third party providers pursuant to license agreements. Currently, the Company has agreements with Muze Inc. and Screaming Media Inc. which allows the Company to use, on a non-exclusive basis, data and editorial content about music, books, and videos; news about film, music, games, and entertainment; horoscopes; and other features. Management believes that providing this type of information on the Company's web site attracts more user traffic and promotes the sales of products to customers.

         ORDER FULFILLMENT. Currently, the Company has fulfillment agreements with iFiLL, a division of Valley Media, Inc., and with MSI Music Inc. The Company is responsible for all marketing and merchandising efforts, collecting orders, and sending the orders to i.FiLL or MSI Music, as the case may be. i.FiLL and MSI Music are responsible for picking, packing, and shipping the orders directly to the Company's customers. i.FiLL is the exclusive supplier of product and order fulfillment services for the Company within the United States and Canada for domestic products. However, the Company may use third parties as sources for products not available through Valley Media if the Company has given Valley Media 30 days' notice of its intention to do so and Valley Media fails to make the specified product available by the end of that 30-day period. MSI Music provides imported products not available through Valley Media.

         In addition to the cost of the products purchased, i.FiLL and MSI Music charge the Company packing and handling fees on a per unit basis, shipping costs, return fees, fees for optional services, and fees for credit card processing. The initial term of the iFiLL agreement expires May 4, 2001, while the initial term of the MSI agreement expires March 20, 2001. Both agreements are renewable.

         DIGITAL DOWNLOADING. The Company has an agreement with amplified.com, which has developed an Internet service that allows customers to order music selected by them on a song-by-song basis and to have that music delivered either via direct digital transmission (a download) or via the creation of custom compilation discs (custom CDs). The Company pays a wholesale price to amplified.com for the service.

         ADVERTISING REVENUE. The Company has an exclusive agreement with Wise Ads New Media, Inc. to provide the Company with assistance and expertise in advertising, placement of banner ads, and sponsorships on its web site.

MARKETING

         The Company's first objective will be to pursue the North American market with a targeted sales and marketing effort. If a North American market presence is established, the Company will pursue international markets.

         Management believes that market for its products and services will be individuals within the age range of 18 to 49. Because this market segment contains a large number of entry-level income earners whose single purchases will likely be of relatively small dollar value, the Company intends to position its product line accordingly. The Company intends to offer the following advantages over other forms of purchasing media product:

         o ONE-STOP SHOPPING CONCEPT enabling the customer to purchase all forms of product in a consistent format

         o   QUICK DELIVERY SERVICE by offering three-day delivery

         o PRE-ORDERING SYSTEM enabling the customer to pre-order products and have them delivered on the day of general release

         o EASE OF PURCHASING enabling customers to search for and order particular items in a few keystrokes

         o   COMPETITIVE PRICING

         The Company plans to attract customers to its website through the following methods:
o Targeted advertising and marketing throughout North America

         o   High visibility promotional campaigns

         o   Website   offering   high   degree  of   functionality   through  a
             comprehensive and current database, as well as interesting and informative content

         o   Services which will bring new visitors to the website

         o Business relationships and alliances with high profile advertisers and merchandisers

         o Special marketing involving reciprocal agreements with recording artists

         The Company plans to conduct significant advertising campaigns throughout North America at the time the website is launched, as well as at strategic times throughout the year, such as holidays. Advertising forms will be focused through trade magazines, radio, television, and billboard type of advertising targeted at the Company's key demographic groups.

         The Company also plans to initiate a number of promotional offers in conjunction with its website launch. The Company plans to advertise and sell a number of items in order to attract heavy web traffic, stimulate the initial demand for orders, and prompt customers who patronize competing retailers to try the Company's website. The Company plans to use a discount pricing structure for institutional clients in order to induce heavier volumes of purchase and to be competitive with the large traditional retail outlets or distribution channels.

         Management believes that it will need to demonstrate the following for a customer's online shopping experience to be successful:

         o   Consumers must be able to save time and money

         o Consumers must be see a wide variety of selection of all media categories in one place

         o   Consumers must be comfortable with security of their credit cards

         There is no assurance that the Company will be able to attract a sufficient number of users to its website or generate enough sales to be profitable. The business of selling products on a retail basis on the Internet is highly competitive. There are a large number of companies engaged in this business. Given the Company's present size, it can be assumed that virtually all of these other companies have greater financial and personnel resources than the Company.

         In addition, the Company faces risks pertaining to e-commerce security, system capacity-related challenges, and growth management. As explained below in
Item 6. Management's Discussion and Analysis or Plan of Operation, the Company has only a limited operating history, has generated losses since inception, and requires a significant amount of funding to sustain operations through the current fiscal year. There is also substantial doubt about the Company's ability to continue as a going concern.

TRADEMARKS

         The Company proposes to register its name and logo as a trademark in the United States and Canada once it has adequate funds to do so.

COMPLIANCE WITH LAWS AND REGULATIONS

         As of the date of this report, there are no laws directly affecting commerce over the Internet, other than those generally pertaining to fraud and fair trade. No governmental approval is required for any of the Company's proposed products or services. There is no assurance that laws will not develop concerning use of the Internet as a retail medium. The Company does not expect that environmental laws will impact its activities.

EMPLOYEES

         As of September 15, 2000, the Company had 6 full-time employees, 2 of which were the Company's officers.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company does not own real property. Since the Company has contracted with Cool Management Ltd. (now known as Fictional Media Inc.) in Vancouver for the management of the Company, it is using the offices of Fictional Media Inc. at Suite 303, 343 Railway Street, Vancouver, British
Columbia. The offices, approximately 2,700 square feet, are leased from the third party. The Company does not invest in real estate.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is not traded on a registered securities exchange, or on NASDAQ. The Company's Common Stock is quoted on the OTC Bulletin Board, and was first listed on June 18, 1998 under the symbol "MNGD." Since March 2, 1999, the stock has been trading under the symbol "CULE." The following table sets forth the range of high and low bid quotations for each fiscal quarter since the stock began trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

          FISCAL QUARTER ENDING              HIGH BID        LOW BID

          June 30, 1998                       $0.875         $0.625
          September 30, 1998                  $1.375         $0.250
          December 31, 1998                   $1.500         $1.000
          March 31, 1999                      $1.563         $0.290
          June 30, 1999                       $1.563         $0.813
          September 30, 1999                  $1.000         $0.438
          December 31, 1999                   $0.700         $0.230
          March 31, 2000                      $1.000         $0.290
          June 30, 2000                       $0.625         $0.180

         On September 19, 2000, the closing price for the common stock was $0.12.

         As of September 19, 2000, there were 197 record holders of the Company's Common Stock. Since the Company's inception, no cash dividends have been declared on the Company's Common Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The acquisition of Cool Washington on March 1, 1999 has been accounted for as a reverse takeover with Cool Washington being the deemed acquiror for accounting purposes. The transaction has been accounted for as the issuance of shares by Cool Washington for the net assets of the Company. Accordingly, the financial statements included with this registration statement reflect the financial position, results of operations, and cash flows of Cool Washington from the date of its incorporation on November 3, 1998, consolidated with those of the Company from March 1, 1999.

RESULTS OF OPERATIONS

         The Company is considered to be in the development stage since it has generated only minimal revenues and is continuing to develop its business. The Company has generated only $3,178 of revenues through June 30, 2000.

         For the fiscal year ended June 30, 2000, the Company incurred a net loss of $13,305,193. It generated revenue of $3,718, but incurred expenses of $13,305,606. Approximately 95% of the expenses ($12,612,461) were for site development and maintenance. Of this amount $12,345,500 was recognized as a result of the release of 17,388,033 shares of Common Stock from escrow. The amount of $12,345,500 is the difference between the market value of the Common Stock on the date of release and the original cost of these shares. See Part I -
Item 1. Description of Business.

         Other operating expenses increased substantially for the fiscal year ended June 30, 2000, as compared to the previous fiscal year. This was due to the Company being in operation for the full twelve months, as compared to only four months during fiscal 1999; the Company registering under the Securities Exchange Act of 1934 in January 2000; the Company becoming subject to the reporting requirements of the Securities and Exchange Commission in

February 2000; and the Company launching its website in February 2000. Accordingly, the statement of operations for the year ended June 30, 2000 reflects a much higher level of activity.

         Management fees for the 2000 fiscal year increased by $235,256 or 881% over the 1999 amount. The increase was due primarily to the fact that management fees were paid for only a few months during the 1999 period, as compared to being paid for the entire twelve months in fiscal 2000. Professional fees for fiscal 2000 increased by $243,125 or 616% over the 1999 amount. $151,480 of this amount was for financial public relations and consulting services, paid in shares of the Company's Common Stock. Travel, advertising and promotion increased by $82,388 or 557% over the 1999 amount due to the Company's efforts in fiscal 2000 to promote the new website. Office and administrative expenses increased $33,126 or 629% over the 1999 amount due to the higher level of activity.

         From inception to June 30, 1999, the Company generated a net loss of $117,297. Approximately 34% of the operating expenses were professional fees. Of this amount, 59% or $23,367 were costs related to the acquisition of Cool Washington. Of the remaining operating expenses, $29,878 was incurred for site development and maintenance and $26,689 were management fees.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000 and 1999, the Company had a working capital deficiency of $46,914 and a positive balance of $58,951, respectively. The decrease in working capital is due primarily to the loss generated for the 2000 fiscal year.

         Virtually all of the Company's liquidity has been provided through the sale of its Common Stock. For the year ended June 30, 2000 and for the period from November 3, 1998 to June 30, 1999, the Company received $651,226 and $210,353, respectively in net proceeds from the issuance of its Common Stock. Additional funding will be needed from sales of the Company's securities to keep the Company in operation.

         Current sales of product are not sufficient to sustain operations. The Company needs substantial amounts of cash to fund a marketing program to attract potential customers to its web site. As of this date, the Company has no sources of funds for a marketing effort.

PLAN OF OPERATION

         As of June 30, 2000, the Company did not have any cash. The Company is dependent upon external sources of funds and there is no assurance that any such funding will be available to the Company. The Company does not anticipate making any expenditures for plant or equipment, or increasing the number of employees.

         Due to the losses generated to date and the fact that operations have been financed through the issuance of Common Stock, there is substantial doubt about the Company's ability to continue as a going concern. As stated above, the Company does not have sufficient working capital to sustain operations until the end of its current fiscal year, which ends June 30, 2001. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms. The auditors' report on the consolidated financial statements contains an explanatory paragraph that states that these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management is currently assessing the future viability of the Company.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


NAME                             AGE       POSITIONS

Clement K.M. Lau                  27        President, CEO and Director
William J. Hadcock                42        Vice President of Marketing and
                                            Distribution and Director
Marc Belcourt                     34        Vice President of Technology and
                                            Director
Len Voth                          52        Director

         The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the next annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the Board of Directors. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

         CLEMENT LAU, has been the President, CEO and a director since March 1999. He was the president and a partner in Tilde Multimedia Inc., Vancouver, British Columbia, from March 1997 to March 1999, an Internet development company that specialized in website and CD-ROM development. He attended Vancouver Film School, receiving a certificate in multimedia program in 1997; and Columbia Academy of Radio, Television & Recording Arts, receiving a certificate in film and video production in 1996. From May 1994 to June 1995, he was the owner and operator of a restaurant in Vancouver. As the operator, he managed all aspects of the business: starting up operations, leasing, design, decorating, advertising, public relations, personnel, entertainment, menu creation, and inventory control

         WILLIAM J. HADCOCK has been the Vice President of Marketing and Distribution and a director since March 1999. He worked for Astral Home Entertainment, a Canadian company which distributes software, CDs and DVDs, from 1990 to August 1999 as a district sales representative in Scarborough, Ontario (1990-92), corporate account manager in Toronto, Ontario (1992-94), and branch manager in Vancouver, British Columbia (1994-99). As the branch manager, he supervised 21 employees and was responsible for key account management, studio relations, budget implementation, and warehouse/showroom operations.

         MARC BELCOURT has been the Vice President of Technology and a director since March 1999. He was the lead programmer and production manager for CRM Training Inc., a multimedia firm located in Vancouver, British Columbia, specializing in interactive training software for the marine safety industry, from May 1997 to August 1999. Mr. Belcourt has also provided website design, development, and programming services as an independent contractor to other companies. He attended the Vancouver Film School, receiving a certificate in multimedia program in 1997. From February 1995 to May 1996, he was the owner and operator of a convenience store in downtown Vancouver. Mr. Belcourt received a bachelor's degree in fine arts from the University of Saskatchewan in 1994.

         LEN VOTH has been a director since March 1999. Since February 1989, Mr. Voth has worked for Westech Information Systems in Vancouver, British Columbia. He has been a managing consultant since January 1996, providing consulting and advisory services for technology selection, contract services, financial services, marketing, and operations. He served as a marketing manager from February 1989 to January 1996. Prior to his employment with Westech, he worked as a computer programmer in Vancouver and Calgary, Alberta. Mr. Voth received a bachelor's degree in mathematics in 1970 from the University of British Columbia and a diploma in computer programming from McKay Technical Institute in 1968. He is a member of the Canadian Information Processing Society and has professional certification as a content development provider, Internet service provider, and content service provider.

         Messrs. Lau, Belcourt, Voth, and Hadcock may be deemed to be "parents" of the Company within the meaning of the rules and regulations of the Securities and Exchange Commission.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended June 30, 2000, Messrs. Lau, Belcourt, Voth, and Hadcock failed to file their reports on Form 3 (Initial Statement of Beneficial Ownership of Securities) and Form 4 (Statement of Changes in Beneficial Ownership) on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

         Cool Washington entered into a Management Agreement dated March 1, 1999, with Cool Management Inc. (now known as Fictional Media Inc.), a British Columbia corporation. Pursuant to the terms of that Agreement, Cool Management provided management services to Cool Washington which included management of Cool Entertainment's business of Internet distribution of audio and visual products, design and maintenance of the website, provision of operational and strategic leadership to Cool Entertainment, keeping the directors informed about major policy issues, reporting results of operating activities to the directors, provision of recommendations for financial budgeting, and provision of advice to the directors concerning possible acquisitions and divestitures by Cool Entertainment. The Agreement has been terminated.

         Cool Management in turn had entered into employment agreements with Clement Lau, William Hadcock, and Marc Belcourt, and a consulting agreement with Len Voth. Cool Entertainment was obligated to pay Cool Management a fee equal to the amounts payable under these employment or consulting agreements plus 10% of such amount. All of the employment and consulting agreements had the same term as the Management Agreement described above. In addition, all of the employment and consulting agreements provided for confidentiality of information and contain a covenant not to compete for a period of one year after the termination of employment. The initial terms of the employment and consulting agreements are summarized as follows:


Employee/           Duties to be Performed                                                Base Salary/
Consultant                                                                                Consulting Fees

Clement Lau         o  Oversight of management of Company's business;                     $50,000 per year
                    o  Provision of operational and strategic leadership to Company;
                    o  Keeping the directors informed about major strategic issues;
                    o  Monitoring and maintaining Company's relationship with
                       Chelsea Pacific
                    o  Oversight and development of business alliances for the
                       Company; and
                    o  Provision of advice to directors concerning possibility and desirability of acquisitions and divestitures by the
                       Company

William Hadcock     o  Management and supervision of Company sales program;               $50,000 per year
                    o  Establishment and development of distribution links for markets outside of North America
                    o  Establishment, maintenance, and monitoring of
                       distribution links within North America
                    o  Establishment and maintenance of Company's relations with record companies and movie studios
                    o  Management and supervision of efforts to sell
                       advertising on Company's website; and
                    o  Management and supervision of Company's efforts to obtain marketing and co-operative advertising funds from record
                       companies and movie studios


Employee/           Duties to be Performed                                                Base Salary/
Consultant                                                                                Consulting Fees

Marc Belcourt       o  Development of website;                                            $50,000 per year
                    o  recruitment and supervision of technical and development staff;
                    o  Equipment procurement;
                    o  Software procurement;
                    o  Database development; and
                    o  Project development and management

Len Voth            o  Consulting services as requested by the Company                    $25,000 per year

In addition to their base salaries, Messrs. Lau, Hadcock, and Belcourt receive employee benefits such as health, accident, life, and long-term disability insurance coverage.

         For the fiscal year ended June 30, 2000 and the period from November 3, 1998 to June 30 1999, the Company incurred cash compensation expense of $nil and $56,567, respectively.

         In the fall of 1999, the agreements were amended to decrease the compensation to Cdn.$60,000 for Messrs. Lau, Hadcock, and Belcourt and Cdn.$30 per hour for Mr. Voth. As of September 1, 2000, Mr. Lau is no longer paid a salary.

         The following table sets forth information for all persons who have served as the chief executive officer of the Company during the last three fiscal years:

                                            SUMMARY COMPENSATION TABLE
                                                                     LONG TERM COMPENSATION
                                  ANNUAL COMPENSATION                  AWARDS             PAYOUTS
                                                 OTHER
                                                ANNUAL       RESTRICT-    SECURITIES
NAME AND                                        COMPEN       ED STOCK     UNDERLYING        LTIP        ALL OTHER
PRINCIPAL                    SALARY     BONUS   SATION       AWARD(S)       OPTIONS/       PAYOUTS       COMPEN-
POSITION            YEAR      ($)        ($)      ($)          ($)         SARs (#)          ($)        SATION ($)
Clement Lau,        2000     $38,850     -0-       $2,535        -0-         300,000        -0-           -0-
President and       1999     $17,000     -0-         -0-         -0-           -0-          -0-           -0-
CEO                  (1)<F1>   (2)<F2>

Leroy Halterman,    1999       -0-       -0-        -0-          -0-           -0-          -0-           -0-
President            (3)<F3>

Reg Handford,       1999       -0-       -0-        -0-          -0-           -0-          -0-           -0-
President            (4)<F4>

Wolfdietrich F.     1999       -0-       -0-        -0-          -0-           -0-          -0-           -0-
Bruehl,             1998
President            (5)<F5>

Charles F.          1998       -0-       -0-        -0-          -0-           -0-          -0-           -0-
Stetler,             (6)<F6>
President
----------------

(1)<F1> Mr. Lau has been the President since March 1, 1999. The amount shown reflects compensation paid through the Management Agreement described above.

(2)<F2> The actual amounts paid for 2000 and 1999 were Cdn$57,500 and Cdn$25,000, respectively, which are approximately US$38,850 and US$17,000, respectively, depending upon the exchange rate in effect at the time.

(3)<F3>  Mr.  Halterman  was the President  from  September 25, 1998 to March 1,
         1999.

(4)<F4>  Mr.  Handford was the  President  from August 14, 1998 to September 25,
         1998.


(5)<F5>  Mr. Bruehl was the President from June 24, 1998 to August 13, 1998.

(6)<F6>  Mr. Stetler was the President from inception to June 23, 1998.


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                NUMBER OF           PERCENT OF TOTAL
                               SECURITIES             OPTIONS/SARs
                               UNDERLYING              GRANTED TO
                              OPTIONS/SARs        EMPLOYEES IN FISCAL     EXERCISE OR BASE
NAME                           GRANTED (#)               YEAR               PRICE ($/SH)          EXPIRATION DATE
Clement Lau                      300,000                  25%                   $0.625                02/04/03




                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                                               NUMBER OF                VALUE OF
                                                                              UNEXERCISED         UNEXERCISED IN-THE-
                                                                            OPTIONS/SARs AT          MONEY OPTIONS/
                                                                              FY-END(#)            SARs AT FY-END ($)
                            SHARES ACQUIRED ON                               EXERCISABLE/             EXERCISABLE/
NAME                           EXERCISE (#)        VALUE REALIZED ($)       UNEXERCISABLE            UNEXERCISABLE
Clement Lau                        -0-                    -0-                  300,000/0                  0/0


         The Company does not pay monetary compensation to its directors, nor does the Company compensate its directors for attendance at meetings. The Company does reimburse the directors for reasonable expenses incurred during the course of their performance.

         On February 4, 2000, the Company granted options to each of Clement Lau, Marc Belcourt, William Hadcock, and Len Voth to purchase 300,000 shares of Common Stock at $0.625 per share through February 4, 2003. The options expire three years from the grant date.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of September 19, 2000:


NAME AND ADDRESS OF BENEFICIAL OWNER     AMOUNT AND NATURE OF      PERCENT OF CLASS (1)<F1>
                                         BENEFICIAL OWNERSHIP
Marc G. Belcourt                             5,736,011 (2)<F2>             15.07%
9139 Carver Crescent
North Delta, British Columbia
V4C 6N1 Canada

Leonard Wayne Voth                           5,736,011 (2)<F2>             15.07%
4422 Stone Crescent
West Vancouver, British Columbia
V7V 1B7 Canada

Clement K.M. Lau                             5,720,011 (2)<F2>             15.03%
5484 Rugby Avenue
Burnaby, British Columbia
V5E 2N1 Canada

NAME AND ADDRESS OF BENEFICIAL OWNER     AMOUNT AND NATURE OF      PERCENT OF CLASS (1)<F1>
                                         BENEFICIAL OWNERSHIP

William J. Hadcock                           5,376,011 (2)<F2>             14.13%
Apt. 1301 -- 238 Alvin Narod Mews
Vancouver, British Columbia
V6B 5Z3 Canada

All officers and directors as               22,568,044 (3)<F3>             57.94%
a group (4 persons)
-------------------

(1)<F1> This table is based on 37,752,401 shares of Common Stock outstanding on September 19, 2000. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from September 19, 2000, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2)<F2> Includes shares issuable upon exercise of an option to purchase up to 300,000 shares.

(3)<F3> Includes shares issuable upon exercise of an option to purchase up to 1,200,000 shares.

         Messrs. Lau, Belcourt, Voth, and Hadcock may be deemed to be "parents" of the Company within the meaning of the rules and regulations of the Securities and Exchange Commission.

CHANGES IN CONTROL

         Other than the Escrow Agreement described in Item 1. Business, there are no agreements known to management that may result in a change of control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Lau may be deemed to be a "promoter" of the Company within the meaning of the Rules and Regulations promulgated by the Securities and Exchange Commission.

         At June 30, 1999, $45,297 was reflected as a receivable on the balance sheet. This amount had been advanced to Fictional Media Inc. (formerly Cool Management) to fund development of the Company's website. This amount was later billed to the Company in accordance with the Company's Management Agreement with Fictional Media Inc. At June 30, 2000, $2,836 was due to Fictional Media Inc. for services rendered under the Management Agreement. This payable is non-interest bearing, unsecured, and due on demand.

         In February 1999, Advantage Investment Holding Ltd., a shareholder, advanced $15,000 to the Company to fund development of its website. At June 30, 1999, this amount was reflected on the balance sheet as a loan payable. This amount was repaid through the issuance of 28,300 shares of Common Stock in December 1999.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


    REGULATION                                                                                        SEQUENTIAL
    S-B NUMBER                                       EXHIBIT                                         PAGE NUMBER
       2.1          Chelsea Pacific Financial Corp. Agreement dated February 25, 1999(1)<F1>             N/A
       3.1          Articles of Incorporation, as amended(1)<F1>                                         N/A
       3.2          Bylaws(1)<F1>                                                                        N/A

    REGULATION                                                                                        SEQUENTIAL
    S-B NUMBER                                       EXHIBIT                                         PAGE NUMBER
       10.1         Management  Agreement between Cool  Entertainment,  Inc., and Cool Management
                    Inc. dated March 1, 1999 (1)<F1>                                                     N/A
       10.2         Employment  Agreement between Cool Management Inc. and Marc G. Belcourt dated
                    March 1, 1999 (1)<F1>                                                                N/A
       10.3         Consulting  Agreement  between Cool  Management  Inc. and Leonard  Wayne Voth
                    dated March 1, 1999 (1)<F1>                                                          N/A
       10.4         Employment  Agreement  between  Cool  Management  Inc. and William J. Hadcock
                    dated March 1, 1999 (1)<F1>                                                          N/A
       10.5         Employment Agreement between Cool Management Inc. and Clement K.M. Lau dated
                    March 1, 1999 (1)<F1>                                                                N/A
       10.6         Escrow Agreement between Pacific Corporate Trust Company, Cool
                    Entertainment, Inc. (Washington), Chelsea Pacific Financial Corp.,
                    Entertainment, Inc. (Colorado), Clement kar Man Lau, William James Hadcock,
                    Leonard Wayne Voth, and Marc Gregory Belcourt dated March 1, 1999,
                    as amended (1)<F1>                                                                   N/A
       10.7         Form of Registration Rights Agreement between Cool Entertainment, Inc. and each of Clement Kar Man Lau, William James Hadcock, Leonard Wayne Voth, and
                    Marc Gregory Belcourt dated March 1, 1999 (1)<F1>                                    N/A
        21          Subsidiaries of the registrant(1)<F1>                                                N/A
        27          Financial Data Schedule                                                               30
-------------------

(1)<F1>  Incorporated   by  reference  to  the  exhibits  to  the   registrant's
         registration statement on Form 10-SB, file number 0-28879.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COOL ENTERTAINMENT, INC.



Date:  September 27, 2000              By:/s/ William J. Hadcock
                                          --------------------------------------
                                          William J. Hadcock, Vice President of
                                          Marketing and Distribution

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                               DATE
/S/ CLEMENT K.M. LAU
-----------------------------------------         President, CEO and Director             September 27, 2000
Clement K.M. Lau



/S/WILLIAM J. HADCOCK
-----------------------------------------         Vice President of Marketing and         September 27, 2000
William J. Hadcock                                Distribution and Director (Principal
                                                  Executive, Financial, and Accounting
                                                  Officer)

/S/MARC BELCOURT
-----------------------------------------         Vice President of Technology and        September 27, 2000
Marc Belcourt                                     Director


/s/ LEN VOTH
-----------------------------------------         Director                                September 27, 2000

                    Consolidated Financial Statements of

                    COOL  ENTERTAINMENT  INC.
                    (A Development Stage Enterprise)
                    (Expressed in U.S. Dollars)

                    Year ended June 30, 2000
                    Period from November 3, 1998 (inception) to June 30, 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cool Entertainment, Inc.

We have audited the consolidated balance sheets of Cool Entertainment Inc. (a Development Stage Enterprise) as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2000, the period from November 3, 1998 (inception) to June 30, 1999 and the cumulative period from November 3, 1998 (inception) to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Cool Entertainment, Inc. as at June 30, 2000 and 1999 and the results of its operations and its cash flows for the year ended June 30, 2000, the period from November 3, 1998 (inception) to June 30, 1999 and the cumulative period from November 3, 1998 (inception) to June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered losses from operations and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/KMPG, LLP


Chartered Accountants


Vancouver, Canada

September 15, 2000

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)

June 30, 2000 and 1999

                                                                                    2000               1999
Assets                                                                         -------------      -------------

Current assets:
     Cash and cash equivalents                                                 $        -         $     89,058
     Accounts receivable                                                                 84                -
                                                                               -------------      -------------
                                                                                         84             89,058
Receivable from related party (note 3)                                                  -               45,297

Property and equipment (note 4)                                                      24,300                -
                                                                               -------------      -------------
                                                                               $     24,384       $    134,355
                                                                               =============      =============
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
     Bank indebtedness                                                         $        157       $        -
     Accounts payable and accrued liabilities                                        44,005             15,107
     Payable to related party (note 3)                                                2,836                -
     Loan payable (note 3)                                                              -               15,000
                                                                               -------------      -------------
                                                                                     46,998             30,107

Stockholders' equity (deficiency) (note 6):
     Common stock, no par value, authorized 100,000,000 shares;
       issued 37,619,401 shares at June 30, 2000 and
       35,928,688 shares at June 30, 1999                                        13,320,355            217,158
     Additional paid-in capital                                                      79,521              4,387
     Deficit accumulated during the development stage                           (13,422,490)          (117,297)
                                                                               -------------      -------------
                                                                                    (22,614)           104,248
Subsequent events (note 9)
                                                                               $     24,384       $    134,355
                                                                               =============      =============

See accompanying notes to consolidated financial statements.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Consolidated Statement of Operations
(Expressed in U.S. Dollars)

                                                                                  Period from           Period from
                                                                     Year         November 3,           November 3,
                                                                    ended    1998 (inception)      1998 (inception)
                                                                 June 30,         to June 30,           to June 30,
                                                                     2000                1999                  2000
                                                             -------------   -----------------     -----------------
Operating income:
     Sales                                                   $      3,178       $         -            $      3,178
     Cost of goods sold                                             2,765                 -                   2,765
                                                             -------------      --------------         -------------
Gross profit                                                          413                 -                     413

Operating expenses:
     Site development and maintenance (note 7)                 12,612,461              29,878            12,642,339
     Management fees (note 3)                                     261,945              26,689               288,634
     Professional fees (note 9)                                   282,572              39,447               322,019
     Travel, advertising and promotion                             97,168              14,780               111,948
     Office and administrative                                     38,411               5,285                43,696
     Depreciation                                                  13,049                 -                  13,049
     Organization costs                                               -                 1,218                 1,218
                                                             -------------      --------------         -------------
                                                               13,305,606             117,297            13,422,903
                                                             -------------      --------------         -------------
Loss for the period                                          $(13,305,193)      $    (117,297)         $(13,422,490)
                                                             =============      ==============         =============
Net loss per common share, basic and diluted                 $      (0.52)      $       (0.01)         $      (0.63)
                                                             =============      ==============         =============

Weighted average common shares outstanding,
   basic and diluted                                           25,383,924          15,346,241            21,406,776
                                                             =============      ==============         =============

See accompanying notes to consolidated financial statements.




COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity
(Expressed in U.S. Dollars)

Year ended June 30, 2000
Period from November 3, 1998 (inception) to June 30, 1999

                                                                                                     Deficit
                                                                                                 accumulated
                                                                 Additional                           during            Total
                                          COMMON STOCK              paid-in    Subscriptions     development    stockholders'
                                         Shares       Amount        capital       receivable           stage           equity
Balance, November 3, 1998
   (Minas Novas Gold Corp.
   common stock)                     12,483,533   $    180,958    $     -         $    -        $        -        $    180,958

Adjustment to comply with
   reverse takeover accounting:
     o elimination of Minas
       Novas common stock                   -         (180,958)         -              -                 -            (180,958)
     o Cool Washington
       common stock                         -              400          -              -                 -                 400

Common stock issued to
   purchase all issued and
   outstanding shares of
   Cool Washington, March 1,
   1999 (note 2(a))                  23,184,044         11,192          -              -                 -              11,192

Common stock issued for cash,
   April 12, 1999 at $0.75 per
   share, net of issuance costs
   of $2,849                             40,000         27,151          -              -                 -              27,151

Common stock issued for cash,
   April 23, 1999 at $0.90 per
   share, net of issuance costs
   of $2,736                            121,111        106,264          -              -                 -             106,264

Fully paid stock subscriptions
   April 23, 1999, at $0.90 per
   share, net of issuance costs
   of $113                                  -              -          4,387            -                 -               4,387

Common stock issued for cash,
   May 28, 1999 at $0.75 per
   share, net of issuance costs
   of $2,849                            100,000         72,151          -              -                 -              72,151

Net loss                                    -              -            -              -            (117,297)         (117,297)

                                     -----------  -------------   ----------      ---------     -------------     -------------
Balance, June 30, 1999               35,928,688   $    217,158    $   4,387       $    -        $   (117,297)     $    104,248
                                     ===========  =============   ==========      =========     =============     =============

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity, page 2
(Expressed in U.S. Dollars)

Year ended June 30, 2000
Period from November 3, 1998 (inception) to June 30, 1999

                                                                                                     Deficit
                                                                                                 accumulated
                                                                 Additional                           during            Total
                                          COMMON STOCK              paid-in    Subscriptions     development    stockholders'
                                         Shares       Amount        capital       receivable           stage           equity
Fully paid stock subscriptions
   July 20, 1999, at $0.65 per
   share, net of issuance
   costs of $nil                            -     $        -      $  75,000       $    -        $        -        $     75,000

Fully paid stock subscriptions
   August 6, 1999, at $0.53 per
   share, net of issuance
   costs of $nil                            -              -         55,985            -                 -              55,985

Unpaid stock subscriptions
   August 6, 1999, at $0.53 per
   share, net of issuance costs
   of $nil                                  -              -         19,015            -                 -              19,015

Fully paid stock subscriptions
   September 10, 1999, at $0.53
   per share, net of issuance
   costs of $nil                            -              -         70,087            -                 -              70,087

Unpaid stock subscriptions
   September 10, 1999, at $0.53 per
   share, net of issuance costs
   of $nil                                  -              -          5,079            -                 -               5,079

Common stock issued October 1,
   1999 for fully paid stock
   subscriptions at $0.53
   per share, net of issuance costs
   of $nil                              105,625         55,985      (55,985)           -                 -                 -

Common stock issued October 1,
   1999 for fully paid stock
   subscriptions at $0.53
   per share, net of issuance costs
   of $nil                               35,875         19,015      (19,015)           -                 -                 -

Common stock issued October 1,
   1999 to satisfy loan at $0.53
   per share                             28,300         15,000          -              -                 -              15,000

Common stock issued October 1,
   1999 for fully paid stock
   subscriptions at $0.65
   per share, net of issuance costs
   of $nil                              115,375         75,000      (75,000)           -                 -                 -

Common stock issued October 1,
   1999 for fully paid stock
   subscriptions at $0.90
   per share, net of issuance costs
   of $nil                                5,000          4,387       (4,387)           -                 -                 -


COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity, page 3
(Expressed in U.S. Dollars)

Year ended June 30, 2000
Period from November 3, 1998 (inception) to June 30, 1999


                                                                                                     Deficit
                                                                                                 accumulated
                                                                 Additional                           during            Total
                                          COMMON STOCK              paid-in    Subscriptions     development    stockholders'
                                         Shares       Amount        capital       receivable           stage           equity
Fully paid stock subscriptions
   December 15, 1999, at $0.25
   per share, net of issuance costs
   of $nil                                  -     $        -      $ 123,000       $    -        $        -        $    123,000

Unpaid stock subscriptions
   December 15, 1999, at $0.25
   per share, net of issuance costs
   of $nil                                  -              -          8,000         (8,000)              -                 -

Common stock issued
   January 3, 2000 for fully
   paid stock subscriptions at
   $0.53 per share, net of
   issuance costs of $nil               141,500         75,000      (75,000)           -                 -                 -

Common stock issued for cash,
   January 13, 2000, at $0.61
   per share, net of issuance
   costs of $nil                         46,722         28,500          -              -                 -              28,500

Common stock issued January 3,
   2000 for fully paid stock
   subscriptions at $0.25, net
   of issuance costs of $nil            524,000        131,000     (131,000)         7,000               -               7,000

Common stock issued for cash,
   January 27, 2000 at $0.80
   per share, net of issuance
   costs of $nil                         72,500         58,000          -              -                 -              58,000

Common stock issued for cash,
   February 1, 2000, at $0.80
   per share, net of issuance
   costs of $14,440                     477,816        209,560          -              -                 -             209,560

Warrants issued for services
   (note 6)                                 -              -         12,000            -                 -              12,000

Site development (note 7)                   -       12,345,500          -              -                 -          12,345,500

Common stock issued for
   services March 3, 2000               138,000         86,250          -              -                 -              86,250

Write-off of stock subscription
   receivable                               -              -         (1,000)         1,000               -                 -

Common stock issued for
   services (note 9)                        -              -         68,355            -                 -              68,355

Net loss                                    -              -            -              -         (13,305,193)      (13,305,193)
                                     -----------  -------------   ----------      ---------     -------------     -------------
Balance, June 30, 2000               37,619,401   $ 13,320,355    $  79,521       $    -        $(13,422,490)     $    (22,614)
                                     ===========  =============   ==========      =========     =============     =============

See accompanying notes to consolidated financial statements.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)

                                                                               Period from         Period from
                                                                               November 3,         November 3,
                                                                                      1998                1998
                                                             Year ended     (inception) to      (inception) to
                                                          June 30, 2000      June 30, 1999       June 30, 2000
Cash flows from operating activities:
     Loss for the year                                     $(13,305,193)         $(117,297)       $(13,422,490)
     Items not involving cash:
         Depreciation                                            13,049                -                13,049
         Amortization of organization costs                         -                1,218               1,218
         Common stock issued for services                       154,605                -               154,605
         Warrants issued for financial services                  12,000                -                12,000
         Site development and maintenance                    12,345,500                -            12,345,500
     Changes in operating asset and liabilities:
         Accounts receivable                                        (84)               -                   (84)
         Payable to related party                                 2,836                -                 2,836
         Receivable from related party                           45,297            (21,930)             23,367
         Accounts payable and accrued liabilities                28,898             13,754              42,652
                                                           -------------         ----------       -------------
     Net cash used in operating activities                     (703,092)          (124,255)           (827,347)

Cash flows from investing activity:
     Purchase of property and equipment                         (37,349)               -               (37,349)
     Cash acquired on acquisition                                   -                2,960               2,960
                                                           -------------         ----------       -------------
     Net cash provided by (used in) investing activity          (37,349)             2,960             (34,389)

Cash flows from financing activities:
     Net proceeds from issuances of and
       subscriptions for common stock                           651,226            210,353             861,579
     Bank indebtedness                                              157                -                   157
                                                           -------------         ----------       -------------
     Net cash provided by financing activities                  651,383            210,353             861,736
                                                           -------------         ----------       -------------
Increase (decrease) in cash and cash equivalents                (89,058)            89,058                 -

Cash and cash equivalents, beginning of period                   89,058                -                   -
                                                           -------------         ----------       -------------
Cash and cash equivalents, end of period                   $        -            $  89,058        $        -
                                                           =============         ==========       =============

Supplementary disclosure:
     Non-cash transactions:
         Stock issued to acquire Cool Entertainment,
           Inc. (note 2(a))                                $        -            $   8,232        $      8,232
         Stock issued to settle loan payable                     15,000                -                15,000
     Interest paid                                                  -                  -                   -
     Taxes paid                                                     -                  -                   -
                                                           =============         ==========       =============

See accompanying notes to consolidated financial statements.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)

Year ended June 30, 2000
Period from November 3, 1998 (inception) to June 30, 1999

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

     The Company is currently in the business of retailing entertainment related products such as CDs, DVDs and videos through its website.

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

     The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure strategic partnerships There can be no assurance that the Company will be able to secure market acceptance or strategic partnerships. As of June 30, 2000, the Company is considered to be in the development stage as the Company has not generated any significant revenues and is continuing to develop its business, and has experienced negative cash flows from operations. Operations have primarily been financed through the issuance of common stock. The Company does not have sufficient working capital to sustain operations until the end of the year ended June 30, 2001. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms. Subsequent to June 30, 2000 additional common shares were issued for cash to finance the operations of the Company (note 9(a)). If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Basis of presentation:

         On March 1, 1999, the Company issued 23,184,044 common shares for all of the issued and outstanding shares of Cool Entertainment, Inc. ("Cool Washington"), a company incorporated in the State of Washington on November 3, 1998. The acquisition was accounted for as a recapitalization of Cool Washington effectively representing an issue of shares by Cool Washington for the net assets of the Company.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)

Year ended June 30, 2000
Period from November 3, 1998 (inception) to June 30, 1999

--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (a) Basis of presentation (continued):

         The net assets acquired as follows:

         Cash                                                     $      2,960
         Other working capital, net                                     22,015
         Organizational costs                                            1,217
         Loan payable                                                  (15,000)
                                                                  -------------
                                                                  $     11,192
                                                                  =============

         Acquisition   related   costs  of  $23,367   were   incurred   on  this
         recapitalization and have been recorded in professional fees.

         The historical financial statements reflect the financial position of Cool Washington from the date of its incorporation on November 3, 1998, consolidated with those of the Company from March 1, 1999.

     (b) Basis of consolidation:

         These consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The financial statements include the accounts of the Company and its wholly-owned subsidiary, Cool Washington. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     (c) Use of estimates:

         The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported revenues and expenses for the reporting period. Actual results may significantly differ from those estimates.

     (d) Property and equipment

         Property and equipment is stated at cost and is depreciated using the straight line method over their estimated useful lives determined to be two years.

     (e) Income taxes:

         The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)

Year ended June 30, 2000
Period from November 3, 1998 (inception) to June 30, 1999
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (e) Income taxes (continued):

         Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax basis as well as the benefit of losses available to be carried forward to future years for tax purposes.

         Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the substantive enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

     (f) Research and development:

         Research and development costs are expensed when incurred. Equipment used in research and development is capitalized only if it has an alternative future use.

     (g) Cash and cash equivalents:

         Cash equivalents includes highly liquid debt investments with remaining maturities at the date of purchase of three months or less.

     (h) Net loss per share:

         Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the period presented, basic and diluted net loss per share are the same.

         Excluded from the computation of diluted loss per share for the period ended June 30, 1999 are 17,388,033 shares of common stock held in escrow. The release of these escrowed shares is contingent upon the Company's achievement of contractually specified financing and website development milestones. These escrowed shares were released in 2000. See note 7.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)

Year ended June 30, 2000
Period from November 3, 1998 (inception) to June 30, 1999
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (i) Stock based compensation:

         The Company accounts for its stock-based compensation arrangement in accordance with provisions of Acounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.

         SFAS No. 123, Accounting for Stock Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.


3. RELATED PARTY BALANCES AND TRANSACTIONS:

     In March, 1999, the Company entered into a contract with a company, Fictional Media Inc. (formerly known as Cool Management Inc.), which is controlled by the stockholders of the Company, to provide management services, site development and other professional services to the Company at cost plus 10%. For the year ended June 30, 2000, the Company has incurred $256,334 (1999 - $26,689) as management fees under this contract.

     The Company incurred cash compensation expense of $56,567 during the period from November 3, 1998 (inception) to June 30, 1999 (2000 - $Nil).

     The payable to related party is non-interest bearing, unsecured and due on demand. The balance relates to services rendered by Fictional Media Inc. to the Company under the contract discussed above.

     The receivable from related party at June 30, 1999 of $45,297 is non-interest bearing, unsecured and due on demand. The funds were advanced to Fictional Media Inc. to fund development of the Company's website. This receivable was repaid to the Company during the year ended June 30, 2000.

     The loan payable balance at June 30, 1999 of $15,000 arose from a transaction between a shareholder and the Company. The loan is non-interest bearing, unsecured and due on demand. This loan was settled during the year ended June 30, 2000 through the issuance of shares.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)

Year ended June 30, 2000
Period from November 3, 1998 (inception) to June 30, 1999
--------------------------------------------------------------------------------

4.       PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                    2000                 1999

     Computer equipment                        $     27,577         $         -
     Computer software                                9,772                   -
                                               -------------        ------------
                                                     37,349                   -
     Less accumulated depreciation                  (13,049)                  -
                                               -------------        ------------
                                               $     24,300         $         -
                                               =============        ============


5. DEFERRED TAX ASSETS AND LIABILITIES:


                                                    2000                 1999
     Deferred tax asset:
         Operating loss carryforward           $    335,920         $     43,700
     Valuation allowance                           (335,920)             (43,700)
                                               -------------        ------------
                                               $        -           $         -
                                               =============        ============

     Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

     The Company has operating loss carry forwards for income tax purposes at June 30, 2000 of approximately $884,000 (1999 - $115,000). Operating losses begin to expire in fiscal year 2012.


6.   WARRANTS:

     On February 4, 2000 the Company granted warrants to four directors of the Company to purchase 1,200,000 common shares at $0.625 per share, being the market price per common share at the date of the grant. These warrants expire in three years from their grant date. The Company also elected to grant on February 4, 2000, warrants to certain shareholders to purchase 1,200,000 common shares at $0.625 per share, being the market price per common share at the date of the grant. These warrants were valued at $12,000 and were recorded as a direct financing cost related to prior equity financings in which these shareholders participated. These warrants expire in three years from their grant date. All of the warrants are exercisable immediately but are subject to a one year hold period.

     In conjunction with the issue of 477,816 common shares in February 2000, the Company issued 477,816 warrants to purchase 477,816 common shares at $1.25 per share. These warrants are exercisable immediately and expire five years from the issue date.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)

Year ended June 30, 2000
Period from November 3, 1998 (inception) to June 30, 1999
--------------------------------------------------------------------------------


7.   SITE DEVELOPMENT AND MAINTENANCE:

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



8.   FINANCIAL INSTRUMENTS:

     Fair value:

     The carrying values of cash and cash equivalents, accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments.

     It is not practicable to determine the fair value of the loan payable, the receivable from related party and the payable to related party due to their related party nature and the absence of a secondary market for such instruments.



9.   SUBSEQUENT EVENTS:

     (a) On  July  24,  2000,   588,235  common  shares  were  issued  for  cash
         consideration of $0.17 per share to finance the operations of the Company.

     (b) On August 24, 2000, 133,000 common shares were issued to Charterbridge Financial Group, Inc. as final compensation for its services from March 1, 2000 (initiation of agreement) to July 18, 2000 (termination of agreement). Expenses of $68,355 relating to the services provided to the Company for the year ended June 30, 2000 have been accrued for and are included with professional fees expense.