Form 10QSB
period 2000-09-30
COOL ENTERTAINMENT INC
filed 2000-11-16
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2000

[ ]       TRANSITION REPORT UNDER SECTION 13 OF 15 OF THE EXCHANGE ACT
      For the transition period from ________________ to __________________

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

             37,752,401 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                               SEPTEMBER 30, 2000

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

          Interim Consolidated Financial Statements of


          COOL ENTERTAINMENT, INC.

          (A Development stage Enterprise)

          (Expressed in U.S. Dollars)


          September 30, 2000 (Unaudited)

Cool Entertainment Inc.
(A Development Stage Enterprise)

Interim Consolidated Balance Sheet
(Expressed in U.S. Dollars)


                                                                                  September 30,          June 30,
                                                                                       2000                2000
                                                                                ------------------   -----------------
                                                                                   (unaudited)           (audited)

ASSETS
Current assets:
      Cash and cash equivalents                                                  $            -       $        -
      Accounts receivable                                                                      90               84
                                                                                ------------------   ---------------

                                                                                               90               84

Property and equipment, net                                                                14,644           24,300
                                                                                ------------------   ---------------

                                                                                 $         14,734     $     24,384
                                                                                ==================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Bank indebtedness                                                          $          1,030     $        157
      Accounts payable and accrued liabilities                                             43,626           44,005
      Payable to related party                                                             51,544            2,836
                                                                                ------------------   ---------------
            Total current liabilities                                                      96,200           46,998

Stockholders' equity:
      Common stock, no par value, authorized 100,000,000 shares;
        issued 37,752,401 (unaudited) shares at September 30, 2000
        and 37,619,401 at June 30, 2000                                                13,388,710       13,320,355
      Additional paid-in capital                                                          111,166           79,521
      Deficit accumulated during the development stage                                (13,581,342)     (13,422,490)
                                                                                ------------------   ---------------

      Total stockholders' deficiency                                                      (81,466)         (22,614)
                                                                                ------------------   ---------------
Subsequent event (note 8)
                                                                                 $         14,734     $     24,384
                                                                                ==================   ===============

See accompanying notes to interim consolidated financial statements.

Cool Entertainment Inc.
(A Development Stage Enterprise)

Interim Consolidated Statements of Operation
(Expressed in U.S. Dollars)


                                                               Three             Three             Period from
                                                              months            months             November 3,
                                                               ended             ended        1998 (inception)
                                                       September 30,      September 30,        to September 30,
                                                                2000              1999                    2000
                                                      ----------------  --------------       -----------------
                                                         (unaudited)       (unaudited)             (unaudited)

Operating income:
     Sales                                            $         340     $          -         $         3,518
     Cost of goods sold                                         327                -                   3,092
                                                      ----------------  --------------       -----------------

     Gross profit                                                13                -                     426

Other income                                                     79                -                      79
                                                      ----------------  --------------       -----------------

     Total income                                                92                -                     505

Operating expenses:
     Site development and
         maintenance (note 6)                                27,174           22,784              12,669,513
     Management fees                                         85,119           48,993                 373,753
     Professional fees                                       37,378           28,185                 359,399
     Travel, advertising and
         promotion                                            7,911           27,669                 119,859
     Office and administrative                               (2,343)          11,967                  41,351
     Depreciation                                             3,705            2,275                  16,754
     Organization costs                                           -                -                   1,218
                                                      ----------------  --------------       -----------------

                                                            158,944          141,873              13,581,847
                                                      ----------------  --------------       -----------------

Loss for the period                                        (158,852)        (141,873)            (13,581,342)
                                                      ================  ==============       =================

Net loss per common share,
     basic and diluted                                $       (0.00)    $      (0.01)        $         (0.58)
                                                      ================  ==============       =================


Weighted average common
     shares outstanding,
     basic and diluted                                   37,672,890       18,272,785              23,546,750
                                                      ================  ==============       =================


See accompanying notes to interim consolidated financial statements.

COOL ENTERTAINMENT INC.
(A Development Stage Enterprise)


Interim Consolidated Statement of Stockholders' Equity (Deficiency) (Expressed in U.S. Dollars)


Period ended September 30, 2000 (unaudited)
Period from November 3, 1998 (inception) to September 30, 2000 (unaudited)


                                                                                                             Deficit
                                                                                                         Accumulated           Total
                                                 Common stock             Additional                          During   stockholders'
                                          ---------------------------        Paid-In   Subscriptions     Development          equity
                                             Shares         Amount           Capital      Receivable           Stage    (deficiency)
                                          ----------     ------------     ----------   -------------   -------------   -------------
BALANCE, NOVEMBER 3, 1998
 (Minas Novas Gold Corp.
 Common Stock)                            12,483,533     $    180,958     $     -           $   -      $        -      $    180,958

Adjustment to comply with
 reverse takeover accounting:
 o elimination of Minas
   Novas common stock                            -           (180,958)          -               -               -          (180,958)
 o Cool Washington
   common stock                                  -                400           -               -               -               400

Common stock issued to
 purchase all issued and
 outstanding shares of
 Cool Washington, March 1,
 1999 (note 2(a))                         23,184,044           11,192           -               -               -            11,192

Common stock issued for cash,
 April 12, 1999 at $0.75 per
 share, net of issuance costs
 of $2,849                                    40,000           27,151           -               -               -            27,151

Common stock issued for cash,
 April 23, 1999 at $0.90 per
 share, net of issuance costs
 of $2,736                                   121,111          106,264           -               -               -           106,264

Fully paid stock subscriptions
 April 23, 1999, at $0.90 per
 share, net of issuance costs
 of $113                                         -                -           4,387             -               -             4,387

Common stock issued for cash,
 May 28, 1999 at $0.75 per
 share, net of issuance costs
 of $2,849                                   100,000           72,151           -               -               -            72,151

Net loss                                         -                -             -               -          (117,297)       (117,297)
                                          ----------     ------------     ----------        --------   -------------   -------------

Balance, June 30, 1999                    35,928,688     $    217,158     $   4,387         $   -      $   (117,297)   $    104,248
                                          ==========     ============     ==========        ========   =============   =============

COOL ENTERTAINMENT INC.
(A Development Stage Enterprise)


Interim Consolidated Statement of Stockholders' Equity (Deficiency), page 2 (Expressed in U.S. Dollars)

Period ended September 30, 2000 (unaudited)
Period from November 3, 1998 (inception) to September 30, 2000 (unaudited)


                                                                                                             Deficit
                                                                                                         Accumulated           Total
                                                 Common stock             Additional                          During   stockholders'
                                          ---------------------------        Paid-In   Subscriptions     Development          equity
                                             Shares         Amount           Capital      Receivable           Stage    (deficiency)
                                          ----------     ------------     ----------   -------------   -------------   -------------
Fully paid stock subscriptions
 July 20, 1999 at $0.65 per
 share, net of issuance costs
 of $nil                                         -       $        -       $  75,000         $   -      $        -      $     75,000

Fully paid stock subscriptions
 August 6, 1999, at $0.53 per
 share, net of issuance costs
 of $nil                                         -                -          55,985             -               -            55,985

Unpaid stock subscriptions
 August 6, 1999, at $0.53 per
 share, net of issuance costs
 of $nil                                         -                -          19,015             -               -            19,015

Fully paid stock subscriptions
 September 10, 1999, at $0.53 per
 share, net of issuance costs
 of $nil                                         -                -          70,087             -               -            70,087

Unpaid stock subscriptions
 September 10, 1999, at $0.53 per
 share, net of issuance costs
 of $nil                                         -                -           5,079             -               -             5,079

Common stock issued October 1,
 1999 for fully paid stock
 subscriptions at
 $0.53 per share, net of
 issuance costs of $nil                      105,625           55,985       (55,985)            -               -               -

Common stock issued October 1,
 1999 for fully paid stock
 subscriptions at $0.53 per
 share, net of
 issuance costs of $nil                       35,875           19,015       (19,015)            -               -               -

Common stock issued October 1,
 1999 to satisfy loan at
 $0.53 per share                              28,300           15,000           -               -               -            15,000

Common stock issued October 1,
 1999 fully paid stock
 subscriptions at $0.65 net
 of issuance costs of $nil                   115,375           75,000       (75,000)            -               -               -

Common stock issued October 1,
 1999 for fully paid stock
 subscriptions at $0.90,
 net of issuance costs of $nil                 5,000            4,387        (4,387)            -               -               -

COOL ENTERTAINMENT INC.
(A Development Stage Enterprise)


Interim Consolidated Statement of Stockholders' Equity (Deficiency), page 3 (Expressed in U.S. Dollars)

Period ended September 30, 2000 (unaudited)
Period from November 3, 1998 (inception) to September 30, 2000 (unaudited)


                                                                                                             Deficit
                                                                                                         Accumulated           Total
                                                 Common stock             Additional                          During   stockholders'
                                          ---------------------------        Paid-In   Subscriptions     Development          equity
                                             Shares         Amount           Capital      Receivable           Stage    (deficiency)
                                          ----------     ------------     ----------   -------------   -------------   -------------

Fully paid stock subscriptions
 December 15, 1999, at $0.25
 per share, net of issuance
 costs of $nil                                   -       $        -       $ 123,000         $   -      $        -      $    123,000

Unpaid stock subscriptions
 December 15, 1999, at
 $0.25 per share, net of
 issuance costs
 of $nil                                         -                -           8,000          (8,000)            -               -

Common stock issued January 3,
 2000 for fully paid stock
 subscriptions at
 $0.53 per share, net of
 issuance costs of $nil                      141,500           75,000       (75,000)            -               -               -

Common stock issued for cash,
 January 13, 2000, at $0.61
 per share, net of issuance
 costs of $nil                                46,722           28,500           -               -               -            28,500

Common stock issued January 3,
 2000 for fully paid stock
 subscriptions at $0.25, net
 of issuance costs of $nil                   524,000          131,000      (131,000)          7,000             -             7,000

Common stock issued for cash,
 January 27, 2000 at $0.80
 per share, net of issuance
 costs of $nil                                72,500           58,000           -               -               -            58,000

Common stock issued for cash,
 February 1, 2000, at $0.80
 per share, net of issuance
 costs of $14,440                            477,816          209,560           -               -               -           209,560

Warrants issued for services (note 5)            -                -          12,000             -               -            12,000

Site development (note 6)                        -         12,345,500           -               -               -        12,345,500

Common stock issued for
 services March 3, 2000                      138,000           86,250           -               -               -            86,250

Write-off of stock subscription
 receivable                                      -                -          (1,000)          1,000             -               -

Common stock issued for services                 -                -          68,355             -               -            68,355

Net loss                                         -                -             -               -       (13,305,193)    (13,305,193)
                                          ----------     ------------     ----------        --------   -------------   -------------
Balance, June 30, 2000                    37,619,401     $ 13,320,355     $  79,521         $   -      $(13,422,490)   $    (22,614)

Units issued (note 5)                            -                -         100,000             -               -           100,000

Common Stock issued for services             133,000           68,355       (68,355)            -               -               -

Net loss                                         -                -             -               -          (158,852)       (158,852)
                                          ----------     ------------     ----------        --------   -------------   -------------
Balance, September 30, 2000
 (unaudited)                              37,752,401     $ 13,388,710     $ 111,166         $   -      $(13,581,342)   $    (81,466)
                                          ==========     ============     ==========        ========   =============   =============


See accompanying notes to interim consolidated financial statements.

--------------------------------------------------------------------------------
Cool Entertainment Inc.
(A Development Stage Enterprise)

Interim Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)


                                                                                                     Three           Period from
                                                                        Three months                months           November 3,
                                                                               ended                 ended      1998 (inception)
                                                                       September 30,         September 30,      to September 30,
                                                                                2000                  1999                  2000
                                                                      ---------------      ---------------      ----------------
                                                                          (unaudited)          (unaudited)           (unaudited)

Cash flows from operating activities:

Operations:
   Loss for the period                                                $     (158,852)      $     (141,873)      $   (13,581,342)
   Items not involving cash:
       Depreciation                                                            3,705                2,275                16,754
       Amortization of organization costs                                        -                    -                   1,218
       Common stock issued for services                                          -                    -                 154,605
       Warrants issued for financial services                                    -                    -                  12,000
       Site development and maintenance                                          -                    -              12,345,500
   Changes in operating assets and liabilities:
       Subscriptions receivable                                                  -                (24,094)                  -
       Accounts receivable                                                        (6)                 -                     (90)
       Payable to related party                                               48,708                  -                  51,544
       Receivable from related party                                             -                 (9,549)               23,367
       Accounts payable and accrued liabilities                                 (379)               1,562                42,273
                                                                      ---------------      ---------------      ----------------
   Net cash used in operating activities                                    (106,824)            (171,679)             (934,171)
                                                                      ---------------      ---------------      ----------------
Cash flows from investing activities:
       Purchase of property and  equipment                                      (722)             (18,198)              (38,071)
       Disposition of  property and equipment                                  6,673                  -                   6,673
       Cash acquired on acquisition                                              -                    -                   2,960
                                                                      ---------------      ---------------      ----------------
       Net cash used in investing activities                                   5,951              (18,198)              (28,438)
                                                                      ---------------      ---------------      ----------------
Cash flows from financing activities:
       Net proceeds from issuances of and
           subscriptions for common stock and warrants                       100,000              225,000               961,579
       Bank indebtedness                                                         873                  -                   1,030
                                                                      ---------------      ---------------      ----------------
       Net cash provided by financing activities                             100,873              225,000               962,609
                                                                      ---------------      ---------------      ----------------
Net increase in cash and cash equivalents
   during the period                                                             -                 35,123                   -

Cash and cash equivalents at beginning of period                                 -                 89,058                   -
                                                                      ---------------      ---------------      ----------------
Cash and cash equivalents at end of period                            $          -         $      124,181       $           -
                                                                      ===============      ===============      ================
Supplementary disclosure:
   Non-cash transactions:
       Stock issued to acquire Cool
           Entertainment Inc. (note 2(a))                             $          -         $          -         $         8,232
       Stock issued to satisfy loan payable                                      -                    -                  15,000
   Interest paid                                                                 -                    -                     -
   Taxes paid                                                                    -                    -                     -
                                                                      ===============      ===============      ================


See accompanying notes to interim consolidated financial statements.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)

Three months ended September 30, 2000 (unaudited)
Period from November 3, 1998 (inception) to September 30, 2000 (unaudited)

--------------------------------------------------------------------------------


1.   GENERAL AND FUTURE OPERATIONS:

     These interim consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, as discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Cool Entertainment, Inc. (the "Company") was incorporated under the laws of the State of Colorado on June 17, 1996, under the name of Minas Novas Gold Corp. On February 15, 1999, the Company changed its name to Cool Entertainment, Inc. Prior to its acquisition of Cool Washington (note 2(a)), the Company was a holding company with no substantive operations.

     The Company is currently in the business of retailing entertainment related products such as CDs, DVDs and videos through its website.

     The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure strategic partnerships There can be no assurance that the Company will be able to secure market acceptance or strategic partnerships. As of September 30, 2000, the Company is considered to be in the development stage as the Company has not generated any significant revenues and is continuing to develop its business, and has experienced negative cash flows from operations.
     Operations have primarily been financed through the issuance of common stock. The Company does not have sufficient working capital to sustain operations until the end of the current fiscal year ended June 30, 2001. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms. During the three month period ended September 30, 2000, units for common shares and warrants were subscribed for cash proceeds to finance the operations of the Company (note 5). If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)

Three months ended September 30, 2000 (unaudited)
Period from November 3, 1998 (inception) to September 30, 2000 (unaudited)

--------------------------------------------------------------------------------


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

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)

Three months ended September 30, 2000 (unaudited)
Period from November 3, 1998 (inception) to September 30, 2000 (unaudited)

--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (d) Net loss per share:

         Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the period presented, basic and diluted net loss per share are the same.

         Excluded from the computation of diluted loss per share for the period ended September 30, 1999 are 17,388,033 shares of common stock held in escrow. The release of these escrowed shares was contingent upon the Company's achievement of contractually specified financing and website development milestones. These escrowed shares were released in 2000. See note 6.


3.   RELATED PARTY BALANCES AND TRANSACTIONS:

     In March, 1999, the Company entered into a contract with a company, Fictional Media Inc. (formerly known as Cool Management Inc.), which is controlled by the stockholders of the Company, to provide management services, site development and other professional services to the Company at cost plus 10%.

     The Company incurred cash compensation expense of $nil during the period ended September 30, 2000 (1999 - $nil).

     The payable to related party is non-interest bearing, unsecured and due on demand. The balance relates to services rendered by Fictional Media Inc. to the Company under the contract discussed above.


4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                                            September 30,             June 30,
                                                                                     2000                 2000
                                                                             -------------        -------------
     Computer equipment                                                      $     19,145         $     27,577
     Computer software                                                             10,493                9,772
                                                                             -------------        -------------
                                                                                   29,638               37,349
     Less accumulated depreciation                                                (14,994)             (13,049)
                                                                             -------------        -------------
                                                                             $     14,644         $     24,300
                                                                             =============        =============

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)

Three months ended September 30, 2000 (unaudited)
Period from November 3, 1998 (inception) to September 30, 2000 (unaudited)

--------------------------------------------------------------------------------


5.   WARRANTS:

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

     On July 24, 2000, the Company entered into a subscription agreement which granted the issue of 588,235 units of securities for cash consideration of $0.17 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.187 for a period of three years from the date of issuance. At September 30, 2000, no common stock or warrants had been issued under this agreement.


6.   SITE DEVELOPMENT AND MAINTENANCE:

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


7.   FINANCIAL INSTRUMENTS:

     Fair value:

     The carrying values of cash and cash equivalents, accounts receivable, bank indebtedness and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments.

     It is not practicable to determine the fair value of the payable to related party due to its related party nature and the absence of a secondary market for such instruments.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)

Three months ended September 30, 2000 (unaudited)
Period from November 3, 1998 (inception) to September 30, 2000 (unaudited)

--------------------------------------------------------------------------------


8.   SUBSEQUENT EVENTS:

     On November 3, 2000, the Company entered into a letter of intent to acquire E-Trend Networks, Inc., a private company based in Fort Lauderdale, Florida, with offices in Marina Del Rey, California, and Calgary, Alberta. E-Trend is engaged in a business similar to that of the Company's. The letter of intent contemplates that the Company would acquire E-Trend as a wholly-owned subsidiary in exchange for the issuance of shares of the Company's common stock. The shareholders of E-Trend as a group would acquire control over the Company. Completion of the transaction is subject to a number of conditions, including the execution of a formal share exchange agreement and approval of the directors and shareholders of both companies.

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

RESULTS OF OPERATIONS

         The Company is considered to be in the development stage since it has not generated any significant revenues and is continuing to develop its business. Revenues of only $3,518 have been generated since the Company's inception. Revenues of $340 were generated during the quarter ended September 30, 2000.

         The Company experienced a loss of $158,852 for the three months ended September 30, 2000. For the three-month period, operating expenses consisted primarily of the following: management fees of $85,119, professional fees of $37,378, and site development and maintenance expenses of $27,174. In comparison, the Company incurred a loss of $141,873 for the comparable period in 1999. No revenues were generated, since the Company's website was not launched until January 2000. However, the Company incurred expenses of $141,873 primarily for management fees of $48,993, professional fees of $28,185, travel, advertising and promotion of $27,669, and site development and maintenance expenses of $22,784.

         For the period from inception (November 3, 1998) through September 30, 2000, the Company has incurred a net loss of $13,581,342. Site development and maintenance expense of $12,345,500 was recognized during the quarter ended March 31, 2000, as a result of the release of 17,388,033 common shares from escrow. Such shares had been held in escrow to insure the achievement of certain performance milestones relating to the development of the Company's website. The milestones were achieved in February, 2000, and the Company had to recognize the difference between the market value of the 17,388,033 common shares on the date of their release and their original cost.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000 and June 20, 2000, the Company had working capital deficiencies of $96,110 and $46,914, respectively. Virtually all of the Company's liquidity has been provided through the sale of its Common Stock. For the period from November 3, 1998 to September 30, 2000, the Company has received $961,579 in net proceeds from the issuance of its Common Stock. Additional funding will be needed from sales of the Company's securities to keep the Company in operation.

         Current sales of product are not sufficient to sustain operations. The Company needs substantial amounts of cash to fund a marketing program to attract potential customers to its web site. As of this date, the Company has no sources of funds for a marketing effort.

PLAN OF OPERATION

         As of September 30, 2000, the Company did not have any cash. The Company is dependent upon external sources of funds and there is no assurance that any such funding will be available to the Company. The Company does not anticipate making any expenditures for plant or equipment, or increasing the number of employees.

         Due to the losses generated to date and the fact that operations have been financed through the issuance of Common Stock, there is substantial doubt about the Company's ability to continue as a going concern. As stated above, the Company does not have sufficient working capital to sustain operations until the end of its current fiscal year, which ends June 30, 2001. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms. The auditors' report on the consolidated financial statements for the year ended June 30, 2000 contained an explanatory paragraph that stated that these factors raised substantial doubt about the Company's ability to continue as a going concern. Those financial statements did not include any adjustments that might result from the outcome of this uncertainty.

         Management is currently assessing the future viability of the Company. It is exploring business combination opportunities. On November 3, 2000, the Company entered into a letter of intent to acquire E-Trend Networks, Inc., a private company based in Fort Lauderdale, Florida, with offices in Marina Del Rey, California, and Calgary, Alberta. E-Trend is engaged in a business similar to that of the Company's. The letter of intent contemplates that the Company would acquire E-Trend as a wholly-owned subsidiary in exchange for the issuance of shares of the Company's common stock. The shareholders of E-Trend as a group would acquire control over the Company. Completion of the transaction is subject to a number of conditions, including the execution of a formal share exchange agreement and approval of the directors and shareholders of both companies.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         In August 2000, the Company issued 133,000 shares to Charterbridge Financial Group, Inc. as compensation for financial public relations and investment banking services. These shares were valued at $0.51 per share, the market value of the Common Stock at the time of issuance. The Company relied upon the exemption from registration contained in
         Section 4(2) of the Securities Act of 1933. No underwriters were used and no underwriting commissions were paid.

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

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS

    REGULATION                                                                                               CONSECUTIVE
    S-B NUMBER                                               EXHIBIT                                         PAGE NUMBER

       2.1           Chelsea Pacific Financial Corp. Agreement dated February 25, 1999 (1)                       N/A

       3.1           Articles of Incorporation, as amended (1)                                                   N/A

       3.2           Bylaws (1)                                                                                  N/A

       10.1          Management Agreement between Cool Entertainment, Inc., and Cool                             N/A
                     Management Inc. dated March 1, 1999(1)

       10.2          Employment Agreement between Cool Management Inc. and Marc G.                               N/A
                     Belcourt dated March 1, 1999 (1)

       10.3          Consulting Agreement between Cool Management Inc. and Leonard Wayne                         N/A
                     Voth dated March 1, 1999 (1)

       10.4          Employment Agreement between Cool Management Inc. and William J.                            N/A
                     Hadcock dated March 1, 1999 (1)

    REGULATION                                                                                               CONSECUTIVE
    S-B NUMBER                                               EXHIBIT                                         PAGE NUMBER


       10.5          Employment Agreement between Cool Management Inc. and Clement K.M.                          N/A
                     Lau dated March 1, 1999 (1)

       10.6          Escrow Agreement between Pacific Corporate Trust Company, Cool                              N/A
                     Entertainment, Inc. (Washington), Chelsea Pacific Financial Corp., Cool
                     Entertainment, Inc. (Colorado), Clement Kar Man Lau, William James
                     Hadcock, Leonard Wayne Voth, and Marc Gregory Belcourt dated March 1,
                     1999, as amended (1)

       10.7          Form of Registration Rights Agreement between Cool Entertainment, Inc.                      N/A
                     and each of Clement Kar Man Lau, William James Hadcock, Leonard
                     Wayne Voth, and Marc Gregory Belcourt dated March 1, 1999 (1)

       10.8          Order Fulfillment Agreement with Valley Media, Inc. dated May 4, 1999 (1)                   N/A

       10.9          License Agreement with Muze, Inc. dated May 1999 (1)                                        N/A

        27           Financial Data Schedule                                                                     ___


----------------------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-28879

         B)       REPORTS ON FORM 8-K:

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COOL ENTERTAINMENT INC.
                                   (Registrant)


Date: November 16, 2000            By: /S/ WILLIAM J. HADCOCK
                                      -----------------------------------------
                                      William J. Hadcock, President (Principal
                                      financial and accounting officer)

                                   Exhibit 27

                             Financial Data Schedule