Form 10QSB
period 2000-12-31
COOL ENTERTAINMENT INC
filed 2001-02-20
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
         EXCHANGE ACT
         For the transition period from _______________ to __________________

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

             38,340,636 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                DECEMBER 31, 2000

  Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                  -----    -----

      Interim Consolidated Financial Statements
      (Expressed in U.S. dollars)

      COOL  ENTERTAINMENT,  INC.
      (A Development Stage Enterprise)


      Six months ended December 31, 2000 (Unaudited)
      Period from inception on November 3, 1998 to December 31, 2000 (Unaudited)

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Interim Consolidated Balance Sheet
(Expressed in U.S. dollars)

=============================================================================================================================
                                                                             December 31,             June 30,
                                                                                     2000                 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                                               $        205        $           -
     Accounts receivable                                                               90                   84
     ------------------------------------------------------------------------------------------------------------------------
                                                                                      295                   84

Equipment, net (note 4)                                                            10,940               24,300
-----------------------------------------------------------------------------------------------------------------------------

                                                                             $     11,235        $      24,384
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Bank indebtedness                                                       $          -        $         157
     Accounts payable and accrued liabilities                                      72,646               44,005
     Payable to related party (note 3)                                             93,789                2,836
     ------------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                    166,435               46,998

Stockholders' deficiency:
     Common stock, no par value, authorized 100,000,000 shares;
       issued 38,340,636 (unaudited) shares at December 31, 2000
       and 37,619,401 at June 30, 2000                                         13,488,710           13,320,355
     Additional paid-in capital                                                    11,166               79,521
     Deficit accumulated during the development stage                         (13,655,076)         (13,422,490)
-----------------------------------------------------------------------------------------------------------------------------

     Total stockholders' deficiency                                              (155,200)             (22,614)
-----------------------------------------------------------------------------------------------------------------------------

                                                                             $     11,235        $      24,384
=============================================================================================================================


Commitment (note 8)

See accompanying notes to interim consolidated financial statements.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Operations
(Expressed in U.S. dollars)

================================================================================================================================
                                                                                                                     Period from
                                                                                                                    inception on
                                                  Six months      Six months     Three months     Three months       November 3,
                                                       ended           ended            ended            ended           1998 to
                                                December 31,    December 31,     December 31,     December 31,      December 31,
                                                        2000            1999             2000             1999              2000
--------------------------------------------------------------------------------------------------------------------------------
                                                 (unaudited)     (unaudited)      (unaudited)      (unaudited)        (unaudited)
Operating income:
     Sales                                      $        340    $          -     $          -     $          -      $      3,518
     Cost of goods sold                                  327               -                -                -             3,092
--------------------------------------------------------------------------------------------------------------------------------

Gross profit                                              13               -                -                -               426

Other income                                             152               -               73                -               152
--------------------------------------------------------------------------------------------------------------------------------

Total income                                             165               -               73                -               578

Operating expenses:
     Site development and
        maintenance (note 6)                          42,121         190,788           14,947          168,004        12,684,460
     Management fees                                 126,460         114,869           41,341           65,876           415,094
     Professional fees                                45,836          42,503            8,458           14,318           367,858
     Travel, advertising and promotion                 7,538          29,901             (373)           2,232           119,486
     Office and administrative                         3,385          22,997            5,728           11,030            47,079
     Depreciation                                      7,411           3,276            3,706            1,001            20,458
     Organization costs                                    -               -                -                -             1,218
     ---------------------------------------------------------------------------------------------------------------------------
                                                     232,751         404,334           73,807          262,461        13,655,653
--------------------------------------------------------------------------------------------------------------------------------

Loss for the period                             $   (232,586)   $   (404,334)    $    (73,734)    $   (262,461)    $ (13,655,075)
================================================================================================================================

Loss per common share, basic and diluted        $    (0.006)    $     (0.011)    $     (0.002)    $     (0.007)    $      (0.542)
================================================================================================================================

Weighted average common shares
   outstanding, basic and diluted                 37,811,751      36,072,983       37,950,611       36,218,863        25,187,667
================================================================================================================================


See accompanying notes to interim consolidated financial statements.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Interim Consolidated Statement of Stockholders' Equity (Deficiency) (Expressed in U.S. dollars)

Six months ended December 31, 2000 (Unaudited)
Period from inception on November 3, 1998 to December 31, 2000 (Unaudited)

===============================================================================================================================
                                                                                                        Deficit
                                                                                                 accumulated           Total
                                           COMMON STOCK             Additional                           during   stockholders'
                                      ------------------------         paid-in      Subscriptions   development          equity
                                          Shares        Amount         capital      receivable            stage    (deficiency)
-------------------------------------------------------------------------------------------------------------------------------

Balance, November 3, 1998
   (Minas Novas Gold Corp.
   common stock)                      12,483,533   $   180,958      $       -        $      -       $         -    $   180,958

Adjustment to comply with
 reverse takeover accounting:
     o elimination of Minas
       Novas common stock                      -      (180,958)             -               -                 -       (180,958)
     o Cool Washington
       common stock                            -           400              -               -                 -            400

Common stock issued to
   purchase all issued and
   outstanding shares of
   Cool Washington, March 1,
   1999 (note 2(a))                   23,184,044        11,192              -               -                 -         11,192

Common stock issued for cash,
   April 12, 1999 at $0.75 per
   share, net of issuance costs
   of $2,849                              40,000        27,151              -               -                 -         27,151

Common stock issued for cash,
   April 23, 1999 at $0.90 per
   share, net of issuance costs
   of $2,736                             121,111       106,264              -               -                 -        106,264

Fully paid stock subscriptions
   April 23, 1999, at $0.90 per
   share, net of issuance costs
   of $113                                     -             -          4,387               -                 -          4,387

Common stock issued for cash,
   May 28, 1999 at $0.75 per
   share, net of issuance costs
   of $2,849                             100,000        72,151              -               -                 -         72,151

Loss for the period                           -              -              -               -          (117,297)      (117,297)
-------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                35,928,688   $   217,158      $   4,387        $      -       $  (117,297)   $   104,248
===============================================================================================================================

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Interim Consolidated Statement of Stockholders' Equity (Deficiency) (continued) (Expressed in U.S. dollars)

Six months ended December 31, 2000 (Unaudited)
Period from inception on November 3, 1998 to December 31, 2000 (Unaudited)

=================================================================================================================================
                                                                                                          Deficit
                                                                                                      accumulated           Total
                                               Common Stock           Additional                           during   stockholders'
                                         ------------------------        paid-in   Subscriptions      development          equity
                                           Shares          Amount        capital      receivable            stage    (deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Fully paid stock subscriptions
   July 20, 1999, at $0.65 per
   share, net of issuance
   costs of nil                                 -    $          -     $   75,000   $           -      $         -   $      75,000

Fully paid stock subscriptions
   August 6, 1999, at $0.53 per
   share, net of issuance
   costs of nil                                 -               -         55,985               -                -          55,985

Unpaid stock subscriptions
   August 6, 1999, at $0.53 per
   share, net of issuance costs
   of nil                                       -               -         19,015               -                -          19,015

Fully paid stock subscriptions
   September 10, 1999, at $0.53
   per share, net of issuance
   costs of nil                                 -               -         70,087               -                -          70,087

Unpaid stock subscriptions
   September 10, 1999, at $0.53 per
   share, net of issuance costs
   of nil                                       -               -          5,079               -                -           5,079

Common stock issued October 1,
   1999 for fully paid stock
   subscriptions at $0.53
   per share, net of issuance costs
   of nil                                 105,625          55,985        (55,985)              -                -               -

Common stock issued October 1,
   1999 for fully paid stock
   subscriptions at $0.53
   per share, net of issuance costs
   of nil                                  35,875          19,015        (19,015)              -                -               -

Common stock issued October 1,
   1999 to satisfy loan at $0.53
   per share                               28,300          15,000              -               -                -          15,000

Common stock issued October 1,
   1999 for fully paid stock
   subscriptions at $0.65
   per share, net of issuance costs
   of nil                                 115,375          75,000        (75,000)             -                 -               -

Common stock issued October 1,
   1999 for fully paid stock
   subscriptions at $0.90 per
   share, net of issuance costs
   of nil                                   5,000           4,387         (4,387)             -                 -               -




COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Interim Consolidated Statement of Stockholders' Equity (Deficiency) (continued)
(Expressed in U.S. dollars)

Period ended December 31, 2000 (Unaudited)
Period from inception on November 3, 1998 to December 31, 2000 (Unaudited)

=================================================================================================================================
                                                                                                          Deficit
                                                                                                      accumulated           Total
                                               Common Stock           Additional                           during   stockholders'
                                         ------------------------        paid-in   Subscriptions      development          equity
                                           Shares          Amount        capital      receivable            stage    (deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Fully paid stock subscriptions
   December 15, 1999, at $0.25 per
   share, net of issuance
   costs of nil                                   -  $          -     $  123,000   $           -     $          -   $     123,000

Unpaid stock subscriptions
   December 15, 1999, at $0.25
   per share, net of issuance
   costs of nil                                   -             -          8,000          (8,000)               -               -

Common stock issued January 3,
   2000 for fully paid stock
   subscriptions at $0.53 per
   share, net of issuance costs
   of nil                                   141,500        75,000        (75,000)              -                -               -

Common stock issued for cash,
   January 13, 2000, at $0.61
   per share, net of issuance
   costs of nil                              46,722        28,500              -               -                -          28,500

Common stock issued January 3,
   2000 for fully paid stock
   subscriptions at $0.25, net
   of issuance costs of nil                 524,000       131,000       (131,000)          7,000                -           7,000

Common stock issued for cash,
   January 27, 2000 at $0.80
   per share, net of issuance
   costs of nil                              72,500        58,000              -               -                -          58,000

Common stock issued for cash,
   February 1, 2000, at $0.80
   per share, net of issuance
   costs of $14,440                         477,816       209,560              -               -                -         209,560

Warrants issued for services
   (note 5)                                       -             -         12,000               -                -          12,000

Site development (note 6)                         -    12,345,500              -               -                -      12,345,500

Common stock issued for
   services March 3, 2000                   138,000        86,250              -               -                -          86,250

Write-off of stock subscription
   receivable                                     -             -         (1,000)          1,000                -               -

Common stock issued for services                  -             -         68,355               -                -          68,355

Loss for the period                               -             -              -               -      (13,305,193)    (13,305,193)
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                   37,619,401    13,320,355         79,521               -      (13,422,490)        (22,614)

Units issued (note 5)                             -             -        100,000               -                -         100,000

Common stock issued for
  services                                  133,000        68,355        (68,355)              -                -               -

Common stock issued
   December 1, 2000 (note 5)                588,235       100,000       (100,000)              -                -               -

Loss for the period                               -             -              -               -         (232,586)       (232,586)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000
   (unaudited)                           38,340,636  $ 13,488,710     $   11,166   $           -     $(13,655,075)  $    (155,200)
=================================================================================================================================

See accompanying notes to interim consolidated financial statements.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Interim Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)

==============================================================================================================
                                                                                                   Period from
                                                                                                  inception on
                                                             Six months         Six months         November 3,
                                                                  ended              ended             1998 to
                                                           December 31,       December 31,        December 31,
                                                                   2000               1999                2000
--------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
Cash flows from operating activities:

Operations:
     Loss for the period                                   $   (232,586)      $   (404,334)    $   (13,655,075)
     Items not involving cash:
         Depreciation                                             7,411              3,276              20,458
         Amortization of organization costs                           -                  -               1,218
         Common stock issued for services                             -                  -             154,605
         Warrants issued for financial services                       -                  -              12,000
         Site development and maintenance                             -            190,788          12,345,500
     Changes in operating assets and liabilities:
         Subscriptions receivable                                     -             (8,000)                  -
         Accounts receivable                                         (6)            (5,814)                (90)
         Payable to related party                                90,953                  -              93,789
         Receivable from related party                                -             21,929              23,367
         Accounts payable and accrued liabilities                28,641            (11,873)             71,293
     ----------------------------------------------------------------------------------------------------------

     Net cash used in operating activities                     (105,587)          (214,028)           (932,935)

Cash flows from investing activities:
     Purchase of property and equipment                            (722)           (21,012)            (38,071)
     Disposition of property and equipment                        6,671                  -               6,672
     Cash acquired on acquisition                                     -                  -               2,960
     ----------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                        5,949            (21,012)            (28,439)

Cash flows from financing activities:
     Net proceeds from issuances of and
       subscriptions for common stock and warrants              100,000            183,631             961,579
     Subscriptons receivable                                          -             (8,000)                  -
     ----------------------------------------------------------------------------------------------------------

     Net cash provided by financing activities                  100,000            183,631             961,579
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
   during the period                                                362            (51,409)                205

Cash and cash equivalents (bank indebtedness)
   at beginning of period                                          (157)            89,058                   -
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                 $        205       $     37,649     $           205
===============================================================================================================

Supplementary disclosure:
     Non-cash transactions:
         Stock issued to acquire Cool
           Entertainment Inc. (note 2(a))                  $          -       $          -     $         8,232
         Stock issued to satisfy loan payable                         -                  -              15,000
     Interest paid                                                    -                  -                   -
     Taxes paid                                                       -                  -                   -
===============================================================================================================

See accompanying notes to interim consolidated financial statements.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended December 31, 2000 (Unaudited)
Period from inception on November 3, 1998 to December 31, 2000 (Unaudited)

================================================================================


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

     The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure strategic partnerships There can be no assurance that the Company will be able to secure market acceptance or strategic partnerships. As of December 31, 2000, the Company is considered to be in the development stage as the Company has not generated any significant revenues and is continuing to develop its business, and has experienced negative cash flows from operations.
     Operations have primarily been financed through the issuance of common stock. The Company does not have sufficient working capital to sustain operations until the end of the current fiscal year ended June 30, 2001. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms. During the six month period ended December 31, 2000, units for common shares and warrants were subscribed for cash proceeds to finance the operations of the Company (note
     5). If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

     On November 3, 2000, the Company and its shareholders entered into an agreement with E-Trend Networks, Inc. ("E-Trend") whereby all of the shareholders will exchange their shares for shares of E-Trend (note 8). Completion of this transaction is subject to a number of conditions. If completed in accordance with the share purchase agreement, the Company will become a wholly-owned subsidiary of E-Trend and its future operations and viability will be subject to E-Trend's management and direction.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended December 31, 2000 (Unaudited)
Period from inception on November 3, 1998 to December 31, 2000 (Unaudited)

================================================================================


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

         The net assets acquired as follows:

         =======================================================================

         Cash                                                      $      2,960
         Other working capital, net                                      22,015
         Organizational costs                                             1,217
         Loan payable                                                   (15,000)
         -----------------------------------------------------------------------

                                                                   $     11,192
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

         The financial information as at December 31, 2000 and for the three and six month periods ended December 31, 2000 and 1999 is unaudited; however, such financial information reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended December 31, 2000 (Unaudited)
Period from inception on November 3, 1998 to December 31, 2000 (Unaudited)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     The Company incurred cash compensation expense of nil during the period ended December 31, 2000 (1999 - nil).

     The payable to related party is non-interest bearing, unsecured and due on demand. The balance relates to services rendered by Fictional Media Inc. to the Company under the contract discussed above.

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended December 31, 2000 (Unaudited)
Period from inception on November 3, 1998 to December 31, 2000 (Unaudited)

================================================================================

4.   EQUIPMENT:

     Equipment consists of the following:

     ===========================================================================
                                              December 31,             June 30,
                                                      2000                 2000
     ---------------------------------------------------------------------------
                                               (unaudited)

     Computer equipment                       $     19,145         $     27,577
     Computer software                              10,493                9,772
     ---------------------------------------------------------------------------
                                                    29,638               37,349
     Less accumulated depreciation                 (18,698)             (13,049)
     ---------------------------------------------------------------------------

                                              $     10,940         $     24,300
     ===========================================================================


5.   UNITS:

     On July 24, 2000, the Company entered into a subscription agreement which granted the issue of 588,235 units of securities for cash consideration of $0.17 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.187 for a period of three years from the date of issuance. During the three months ended December 31, 2000, the common stock for these units was issued.


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

COOL ENTERTAINMENT, INC.
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended December 31, 2000 (Unaudited)
Period from inception on November 3, 1998 to December 31, 2000 (Unaudited)

================================================================================

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


8.   COMMITMENT:

     On November 3, 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of E-Trend Networks, Inc. ("E-Trend"), a private company based in Fort Lauderdale, Florida, with offices in Marina Del Rey, California, and Calgary, Alberta. E-Trend is engaged in a business similar to that of the Company's. The letter of intent contemplates that the Company would acquire E-Trend as a wholly-owned subsidiary in exchange for the issuance of 4,441,867 shares of the Company's common stock (after the Company effects a 1 for 100 reverse split). The shareholders of E-Trend as a group would acquire control over the Company. Completion of the transaction is subject to a number of conditions, including the execution of a formal share exchange agreement and approval of the directors and shareholders of both companies.

     On January 26, 2001, the shareholders of the Company approved the transaction.

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

RESULTS OF OPERATIONS

         The Company is considered to be in the development stage since it has not generated any significant revenues and is continuing to develop its business. Revenues of only $3,518 have been generated since the Company's inception. No revenues were generated during the quarter ended December 31, 2000.

         The Company experienced a loss of $232,584 for the six months ended December 31, 2000. For the six-month period, operating expenses consisted primarily of the following: management fees of $126,460, professional fees of $45,836, and site development and maintenance expenses of $42,121. In comparison, the Company incurred a loss of $404,334 for the comparable period in 1999. No revenues were generated, since the Company's website was not launched until January 2000. However, the Company incurred expenses of $404,334 in anticipation of launching the website. These expenses were primarily for site development and maintenance expenses of $190,788, management fees of $114,869, professional fees of $42,503, and travel, advertising and promotion of $29,901.

         For the three months ended December 31, 2000, the Company incurred a loss of $73,732 as compared to a loss of $262,461 for the comparable period in 1999. The greater loss in 1999 resulted from the Company's efforts to launch its website in January 2000. Site development and maintenance expenses were $168,004 for the 1999 period as compared to $14,947 for the 2000 period.

         For the period from inception (November 3, 1998) through December 31, 2000, the Company has incurred a net loss of $13,655,075. Site development and maintenance expense of $12,345,500 was recognized during the quarter ended March 31, 2000, as a result of the release of 17,388,033 common shares from escrow. Such shares had been held in escrow to insure the achievement of certain performance milestones relating to the development of the Company's website. The milestones were achieved in February 2000, and the Company recognized the difference between the market value of the 17,388,033 common shares on the date of their release and their original cost as site development and maintenance expense.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000 and June 30, 2000, the Company had working capital deficiencies of $166,140 and $46,914, respectively. Virtually all of the Company's liquidity has been provided through the sale of its Common Stock. For the period from November 3, 1998 to December 31, 2000, the Company has received $961,579 in net proceeds from the issuance of its Common Stock.

PLAN OF OPERATION

         Management believes that it did not have adequate capital to conduct the type of marketing campaign needed to launch an Internet retail website. Accordingly, management began to explore business combination opportunities for the Company in the fall of 2000. In November 2000, it entered into a letter of intent with E-Trend Networks, Inc. to combine E-Trend with the Company. On December 22, 2000, the Company entered into a Share Exchange Agreement, by and among E-Trend Networks, Inc., the Company, and E-Trend Networks, Inc. (a wholly-owned subsidiary of the Company domiciled in the State of Delaware) ("Cool Delaware"), providing for the acquisition of all of the issued and outstanding shares of E-Trend Networks, Inc. by the Company (the "Acquisition"). As part of the terms of the Acquisition, the Company will be changing its domicile to Delaware, changing its name to E-Trend Networks, Inc., and effecting a 1-for-100 reverse stock split on its outstanding shares of common stock (the "Reorganization"). Shareholders of the Company approved the Acquisition and the Reorganization.

         The Acquisition and Reorganization are expected to close on or around February 21, 2001. After giving effect to the Acquisition and Reorganization, the Company's shareholders will own approximately 8% of the then outstanding shares of the Company's common stock and new management will be put into place. Thereafter, the Company's future operations and viability will be subject to E-Trend Networks, Inc.'s management and direction.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         In December 2000, the Company issued 588,235 shares and 588,235 common stock purchase warrants to Merrow International. The shares and warrants had been purchased in July 2000 for $100,000. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriters were used and no underwriting commissions were paid.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)   EXHIBITS

--------------------------------------------------------------------------------------------------------------------

    REGULATION                                                                                        CONSECUTIVE
    S-B NUMBER                                             EXHIBIT                                    PAGE NUMBER
--------------------------------------------------------------------------------------------------------------------

       2.1          Share Exchange Agreement, dated as of December 22, 2000, by and among                 N/A
                    E-Trend Networks, Inc., Cool Entertainment, Inc., and E-Trend Networks, Inc.
                    (a Delaware corporation) (1)<F1>
--------------------------------------------------------------------------------------------------------------------

       2.2          Agreement and Plan of Reincorporation and Merger between Cool Entertainment,          N/A
                    Inc. and E-Trend Networks, Inc., a Delaware corporation (1))<F1>
--------------------------------------------------------------------------------------------------------------------

       2.3          Certificate of Ownership Merging Cool Entertainment, Inc. into E-Trend
                    Networks, Inc. Pursuant to Section 253 of the Delaware General Corporation            18
                    Law and Articles of Merger Pursuant to Section 7-111-105 of the Colorado
                    Business Corporation Act
--------------------------------------------------------------------------------------------------------------------

----------------------------

(1)<F1> Incorporated by reference to the exhibits filed with the registrant's definitive information statement filed January 2, 2001 for the meeting held January 26, 2001.

         B)   REPORTS ON FORM 8-K:

              None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COOL ENTERTAINMENT INC.
                                  (Registrant)


Date:    February 20, 2001        By: /S/ WILLIAM J. HADCOCK
                                     ------------------------------------------
                                     William J. Hadcock, President (Principal
                                     financial and accounting officer