Form 10QSB
period 2001-03-31
E TREND NETWORKS INC /DE
filed 2001-05-17
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
         EXCHANGE ACT
         For the transition period from ______________ to _______________


                         Commission file number 0-28879


                             E-TREND NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                           98-0348508
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


            5919 - 3RD STREET, S.E., CALGARY, ALBERTA, CANADA T2H 1K3
                    (Address of principal executive offices)


                                 (403) 252-7766
                           (Issuer's telephone number)


                            COOL ENTERTAINMENT, INC.
          10900 N.E. 8TH STREET, SUITE 900, BELLEVUE, WASHINGTON 98004
              (Former name, former address and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:


           4,825,273 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                 MARCH 31, 2001


 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                      Unaudited Interim Consolidated Financial Statements



                      E-TREND NETWORKS, INC.



                      Six months ended March 31, 2001 and 2000

                      (Expressed in U.S. dollars)

E-TREND NETWORKS, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

===============================================================================================================
                                                                                March 31,        September 30,
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

ASSETS

Current assets:
     Cash and cash equivalents (notes 3 and 4)                              $     791,548        $   1,866,159
     Accounts receivable                                                           95,276               63,290
     Due from related parties (note 5):
         Summerhill Investment Corp., note receivable                             316,977                    -
         Video Headquarters Inc.                                                  300,547              207,716
         Diz Investments Ltd.                                                      16,970                6,293
         Stockholder                                                               22,824                    -
     Inventory                                                                    104,525               40,344
     Prepaid expenses                                                              27,811                  773
     ----------------------------------------------------------------------------------------------------------
                                                                                1,676,478            2,184,575

Advance to Video Headquarters Inc. (note 5)                                       352,496              231,709

Investment in Video Headquarters Inc. (note 6)                                    151,997              232,382

Property and equipment                                                            376,957              266,641

Goodwill                                                                          164,777              175,169

---------------------------------------------------------------------------------------------------------------
                                                                            $   2,722,705        $   3,090,476
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank indebtedness (note 3)                                             $           -        $      74,816
     Bank loan (note 4)                                                           316,977                    -
     Accounts payable and accrued liabilities                                     565,561              201,585
     ----------------------------------------------------------------------------------------------------------
                                                                                  882,538              276,401

Notes payable (note 2)                                                            138,789                    -

Stockholders' equity (note 7):
     Common shares                                                                 38,854                8,854
     Additional paid-in capital                                                 3,601,406            3,601,406
     Deficit                                                                   (1,980,104)            (866,495)
     Unrealized gain from investment (note 6)                                       8,692               89,102
     Cumulative translation adjustment                                             32,530              (18,792)
     ----------------------------------------------------------------------------------------------------------
                                                                                1,701,378            2,814,075

---------------------------------------------------------------------------------------------------------------
                                                                            $   2,722,705        $   3,090,476
===============================================================================================================


See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statements of Operations and Deficit
(Expressed in U.S. dollars)
(Unaudited)

==================================================================================================================
                                              Three months ended                        Six months ended
                                                   March 31,                                March 31,
                                       ---------------------------------       -----------------------------------
------------------------------------------------------------------------------------------------------------------
                                                2001                2000                2001                 2000
------------------------------------------------------------------------------------------------------------------

Sales                                  $     486,705      $      188,135       $     924,222        $     188,135

Cost of sales                                440,132             137,728             820,319              137,728
------------------------------------------------------------------------------------------------------------------
                                              46,573              50,407             103,903               50,407

Expenses                                     455,556              46,254             957,992              340,250
Depreciation                                  23,447              15,453              33,673               15,453
Amortization of goodwill                       6,702               5,000              10,034                5,000
Interest and other income                    (41,165)             (3,327)            (84,387)              (3,327)

------------------------------------------------------------------------------------------------------------------
Net loss for the period                     (397,967)            (12,973)           (813,409)            (306,969)

Other comprehensive income:
     Unrealized gain from investment           8,692                   -               8,692                    -
     Foreign currency translation
       adjustment                             26,342                   -              51,322                    -
     -------------------------------------------------------------------------------------------------------------
                                              35,034                   -              60,014                    -

------------------------------------------------------------------------------------------------------------------
Comprehensive loss                     $    (362,933)     $      (12,973)      $    (753,395)       $    (306,969)
==================================================================================================================

Deficit, beginning of period           $  (1,281,937)     $     (349,335)      $    (866,495)       $     (55,339)

Charge for excess of
   consideration given over net
   assets acquired (note 2)                 (300,200)                  -            (300,200)                   -

Net loss for the period                     (397,967)            (12,973)           (813,409)            (306,969)

------------------------------------------------------------------------------------------------------------------
Deficit, end of period                 $  (1,980,104)     $     (362,308)      $  (1,980,104)       $    (362,308)
==================================================================================================================

Net loss per common share,
   basic and diluted                   $       (0.09)     $        (0.00)      $       (0.18)       $       (0.07)
==================================================================================================================

Weighted average common
   shares outstanding, basic                4,481,867          4,481,867           4,481,867            4,481,867
==================================================================================================================


See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statement of Stockholders' Equity

As at March 31, 2001
(Expressed in U.S. dollars)
(Unaudited)


==============================================================================================================
                                                                 ISSUED COMMON SHARES
                                                              -------------------------             Additional
                                                                                                       paid-in
                                                               Number              Amount              capital
--------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000                                 8,853,734       $       8,854        $   3,601,406

Issued in exchange for property and equipment                  30,000              30,000                    -
                                                          ----------------------------------------------------
                                                            8,883,734              38,854            3,601,406
======================================================================
Common shares of Cool Entertainment, Inc.
   at time of acquisition (note 2)                         38,340,636          13,488,710                    -
Effect of 1:100 reverse stock split                       (37,957,230)                  -                    -
----------------------------------------------------------------------
                                                              383,406
Issued in exchange for common shares
   of Cool Entertainment, Inc. (note 2)                     4,441,867                   -                    -
Elimination of Cool Entertainment, Inc.
   share capital under reverse-take-over
   accounting                                                       -         (13,488,710)                   -

--------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                     4,825,273       $      38,854        $   3,601,406
==============================================================================================================



See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

===============================================================================================================
                                           Three months ended                        Six months ended
                                                March 31,                                March 31,
                                    ---------------------------------       -----------------------------------
                                             2001                2000                2001                 2000
---------------------------------------------------------------------------------------------------------------

Cash was provided by (used for):

Operating activities:
     Net loss for the period        $    (397,967)     $      (12,973)      $    (813,409)       $    (306,969)
     Add items not involving
       cash:
         Depreciation                      23,447              15,453              33,673               15,453
         Amortization of goodwill           6,702               5,000              10,034                5,000
     ----------------------------------------------------------------------------------------------------------
     Funds provided by (used in)
       operations                        (367,818)              7,480            (769,702)            (286,516)
     Net change in non-cash
        working capital                   (22,476)            (10,578)           (237,869)             (87,302)
     ----------------------------------------------------------------------------------------------------------
                                         (390,294)             (3,098)         (1,007,571)            (373,818)

Financing activities:
     Decrease in bank
       indebtedness                       (82,547)                  -             (74,816)                   -
     Due from related company             (17,649)           (155,529)           (107,528)            (210,441)
     Proceeds from bank loan                    -                   -             316,977                    -
     Proceeds from capital
       contributions                            -           2,397,451                   -            2,397,451
     ----------------------------------------------------------------------------------------------------------
                                         (100,196)          2,241,922             134,633            2,187,010

Investing activities:
     Acquisition                         (168,000)                  -            (168,000)                   -
     Purchase of property and
       equipment                           (1,064)            (60,013)            (33,673)            (122,439)

     ----------------------------------------------------------------------------------------------------------
                                         (169,064)            (60,013)           (201,673)            (122,439)

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash
   and cash equivalents                  (659,554)          2,178,811          (1,074,611)           1,690,753

Cash and cash equivalents,
   beginning of period                  1,451,102             150,654           1,866,159              638,712

---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
   end of period                    $     791,548      $    2,329,465       $     791,548        $   2,329,465
===============================================================================================================


See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements

Six months ended March 31, 2001 and 2000
(Expressed in U.S. dollars)
(Unaudited)

================================================================================

1.   BASIS OF PRESENTATION:

     These unaudited interim consolidated financial statements of E-Trend Networks, Inc. ("E-Trend" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information, including all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the consolidated balance sheet and the consolidated statements of operations and deficit, stockholders' equity and cash flows for the interim period. The financial information included herein is unaudited; however, there have been no changes to the accounting policies as detailed in the Company's audited financial statements for the year ended September 30, 2000 during the interim periods presented. As a result, these interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 2000.


2.   ACQUISITION:

     Effective February 21, 2001 an arrangement was completed between E-Trend Networks, Inc. and Cool Entertainment, Inc. ("Cool") whereby the shareholders of E-Trend Networks, Inc. exchanged all of their common shares for 4,441,867 common shares of Cool.

     Following the acquisition the former shareholders of E-Trend Networks, Inc. held a majority of the total issued and outstanding common shares of Cool; E-Trend Networks, Inc. was thereby deemed to be the acquiror. Accordingly, the transaction has been accounted for as a reverse-take-over using the purchase method whereby the assets and liabilities of Cool have been recorded at their fair market values and operating results have been included in the Company's financial statements from the effective date of purchase. The fair value of the net assets acquired is equal to their book values. The excess of $300,200 of the consideration given over the net assets acquired has been recognized as a capital transaction and charged directly to the deficit.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, page 8

Six months ended March 31, 2001 and 2000
(Expressed in U.S. dollars)
(Unaudited)

================================================================================


2.   ACQUISITION (CONTINUED):

     The acquisition is summarized as follows:


     ==========================================================================================================
     Net assets acquired:
         Property and equipment                                                                  $      78,940
         Working capital deficiency                                                                    (72,351)

     ----------------------------------------------------------------------------------------------------------
                                                                                                 $       6,589
     ==========================================================================================================

     Consideration:
         Cash                                                                                    $     168,000
         Note payable, to be settled by the issuance of 25,000 common shares                            93,789
         Note payable, to be settled by the issuance of 15,000 common shares                            45,000
     ----------------------------------------------------------------------------------------------------------
                                                                                                       306,789

     Less excess of consideration given over net assets acquired                                       300,200

     ----------------------------------------------------------------------------------------------------------
                                                                                                 $       6,589
     ==========================================================================================================


     Other transactions relating to the arrangement were as follows:

     (a) Change of the Company's name from Cool Entertainment, Inc. to E-Trend Networks, Inc.

     (b) Redomestication of the Company to the State of Delaware from the State of Nevada.

     (c)   Reverse stock split of 1-for-100 common shares.

     (d) Continuance, on an equivalent basis, of all of the unexpired and unexercised outstanding stock options and warrants of the former E-Trend Networks, Inc. under the same terms and conditions.

     (e) Cancellation of 900,000 outstanding warrants of Cool and continuance, on an equivalent basis, of all remaining warrants of Cool under the same terms and conditions.

     (f) A note payable of $93,789 to Fictional Media Inc. is to be settled by way of the issuance of 25,000 common shares.

     (g) A cash payment of $23,000 and the issuance of a promissory note of $45,000 by E-Trend to Fictional Media Inc., a company controlled by stockholders of Cool, in exchange for property and equipment; the note is to be settled by way of the issuance of 15,000 common shares.


3.   BANK INDEBTEDNESS:

     The Company has a line of credit with a limit of $150,000 Canadian. Drawings bear interest at prime rate plus 1/2% and are secured by a $150,000 U.S. deposit included in cash and cash equivalents.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, page 9

Six months ended March 31, 2001 and 2000
(Expressed in U.S. dollars)
(Unaudited)

================================================================================


4.   BANK LOAN:

     At March 31, 2001 the Company had a demand bank loan of $500,000 Canadian with interest at prime rate and secured by $500,000 U.S. in a money market investment included in cash and cash equivalents. The loan was repaid in full subsequent to March 31, 2001.


5.   RELATED PARTY TRANSACTIONS:

     (a)   Summerhill Investment Corp.:

           Summerhill Investment Corp. is a shareholder of the Company. The note receivable is for $500,000 Canadian, bears interest at 20% and is unsecured. For the three and six months ended March 31, 2001 the Company accrued interest of $16,139 and $29,471, respectively, of which $5,559 remain in accounts receivable at March 31, 2001. The note was repaid in full subsequent to March 31, 2001.

      (b)  Video Headquarters Inc.:

           Video Headquarters Inc. ("VHQ") represents the Company's major stockholder. The advance to VHQ is for $515,000 Canadian, bears interest at 8%, is unsecured and has no fixed terms of repayment. For the three and six months ended March 31, 2001 the Company accrued interest income of $6,985 and $13,698, respectively, (2000 - $4,740 and $9,050).

           During the three and six months ended March 31, 2001 the Company sold $264,083 and $471,493, respectively, (2000 - $156,319 for both periods) of its products to VHQ, representing 54% and 51% of total sales (2000 - 83% for both periods). These transactions are considered to be in the normal course of business and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

           Included in due from VHQ at March 31, 2001 is $293,576 (2000 - $207,716) relating to sales to VHQ and $6,971 (2000 - $nil) relating to an advance to VHQ for share purchases.

     (c)   Diz Investments Ltd.:

           During the three and six months ended March 31, 2001 the Company sold $57,809 (2000 - $nil) of its product to Diz Investments Ltd., a company owned by two of the Company's stockholders. These transactions are considered to be in the normal course of business and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

     (d)   Stockholder:

           Included in accounts receivable is $22,824 relating to an advance to a stockholder to purchase common shares of the Company. The subject shares serve as security for the advance.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, page 10

Six months ended March 31, 2001 and 2000
(Expressed in U.S. dollars)
(Unaudited)

================================================================================


6.   INVESTMENT:

     On January 21, 2000 the Company purchased 99,900 common shares of Video Headquarters Inc., a publicly-traded Canadian company, in exchange for 100,000 shares of the Company at an assigned value of $150,000.


     =========================================================================================================
                                                                               March 31, 2001
                                                        ------------------------------------------------------
                                                           Translated          Unrealized             Recorded
                                                           cost basis                gain                basis
     ---------------------------------------------------------------------------------------------------------

     Video Headquarters Inc. common shares             $      143,285       $       8,692        $     151,977
     =========================================================================================================


7.   SHARE CAPITAL:

     There were 767,160 stock options outstanding at March 31, 2001 having a weighted average exercise price of $5.99 and expiring on various dates to December 2004.

     There were 100,000 common share purchase warrants outstanding at March 31, 2001 each warrant entitling the holder to purchase one common share of the Company for $4.00 and expiring on April 20, 2002. These warrants were issued in connection with the acquisition of Langara Distribution Inc.

     Effective April 20, 2001 the Board of Directors approved a resolution to change the Company's authorized share capital from 20,000,000 preferred shares with a par value of $0.0001 per share and 80,000,000 common shares with a par value of $0.0001 per share to:

     1,000,000 preferred shares with a par value of $0.0001 per share

     20,000,000 common shares with a par value of $0.0001 per share

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis (MD&A) focuses on key statistics from the consolidated financial statements of E-Trend for the fiscal quarter ended March 31, 2001, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political and environmental conditions. This MD&A of the financial condition and results of operations for the quarter ended March 31, 2001 should be read in conjunction with the consolidated financial statements and related notes of E-Trend.

RESULTS OF OPERATIONS

The company is considered to be in the early stages of implementing its business plan, since it has not generated significant revenues and is continuing to develop its business, particularly the Web-based site that is currently in its initial customer acquisition phase. The site (EntertainMe.com) and traditional distribution via Langara Distribution Inc., a wholly owned subsidiary of E-Trend, will be the engine that drives future growth.

Sales for the three months ended March 31, 2001 increased approximately $49,188 over the previous quarter and $298,570 over the comparable quarter of the previous fiscal year. Similarly, sales of the six months ended March 31, 2001 increased 391% from the previous fiscal year, since commercial launch of the company's retail web sites did not take place until October 2000. The company notes increased traffic on the website, as E-Trend increases its marketing initiatives affiliations with other sites.

Gross margins decreased to 9.6% for the three months ended March 31, 2001 and 11.2% for the six-month period, from 26.8% for fiscal 2000 periods because of a price increase from the company's suppliers at the beginning of the quarter that was not passed on to customers until close to the end of the quarter.

Operating and development costs continue to rise because of the need to take on the services of an external contractor to complete the website design and testing. These costs, of approximately $32,000 per month, will be eliminated at the end of June 2001.

Net loss for the quarter was $397,967, compared to $415,442 for the previous quarter and $12,973 for the same quarter of the previous fiscal year. The net loss for the six-month period increased to $813,409 from $306,969 from fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the company had a working capital surplus of $793,940 compared to a surplus of $1,908,174 at September 30, 2000.

To date, virtually all of the company's resources have been provided from the sale of common stock. At the current rate of expenditure, additional funds from the sale of common stock or debt will have to be secured to enable the company to continue to operate.

BUSINESS RISKS AND MANAGEMENT

The e-commerce sales and distribution of filmed entertainment, video games and music is very competitive. E-Trend faces a number of competitors, with competition existing on a global basis. The main competitive factors are availability, price and service.

Management continues to review and assess its competitors, and is continually vigilant for industry trends.

To be successful, E-Trend must increase sales. To do this, it must rely on working capital and outside sources of capital to finance current operations and new marketing initiatives designed to drive additional traffic.

THE FUTURE

The E-Trend Board of Directors and management are confident that the company is on the right track for significant gains in the future. The news media has been rife with reports of e-commerce failures, among them many of E-Trend's competitors. However, overall internet sales continue to increase as consumers become more comfortable with the security of the systems. E-Trend continues to believe that its strategy of being a `second tier' online company will allow it to take advantage of the tremendous number of online purchases in its product categories - especially as its first-mover competition continues to experience financial trouble.

E-Trend will continue to seek strategic alliances and acquisitions that will complement its existing business and overall corporate strategy as expressed in its business plan.

E-Trend is poised to implement key strategic initiatives that will include:

     o  increasing the number of music titles carried in Langara's inventory,
     o  adding DVD and key VHS titles to the Langara product mix,
     o  amending movie purchasing agreements to reduce product cost,
     o improving the data model and overall scalability of the e-commerce engine,
     o improving site capacity to seamlessly manage the planned increase in site traffic and sales volumes,
     o merging the company's three internet sites (MovieSource.com, VHQMusic.com and EntertainMe.com) into one brandable entertainment-focused supersite,
     o  initiating new online marketing campaigns,
     o implementing new software to enable seamless B2B2C (Business to Business to Consumer) applications,
     o  obtaining new equity capital, and
     o adding strategic alliances to expand the reach of entertainment products.


FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the company in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations particularly those related to Internet commerce; (7) required accounting changes; (8) equipment failures, power outages, or other events that may interrupt Internet communications; (9) disputes or claims regarding the company's proprietary rights to its software and intellectual property; and (10) other factors over which the company has little or no control.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES

           In February 2001, the registrant issued 4,441,867 shares to the former shareholders of E-Trend Networks, Inc. in exchange for their shares of E-Trend stock. The registrant relied upon the exemption from registration contained in Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. No underwriters were used and no underwriting commissions were paid.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The registrant's shareholders held a special meeting on January 26, 2001 shareholders at which the following matters were acted upon:

--------------------------------------------------------------------------------
                                                                    ABSTENTIONS
                                                VOTES CAST          AND BROKER
    MATTER              VOTES CAST FOR           AGAINST             NON-VOTES
--------------------------------------------------------------------------------
Reincorporation            21,745,383               0                    0
merger
--------------------------------------------------------------------------------
Acquisition of             21,745,383               0                    0
E-Trend
--------------------------------------------------------------------------------
Adoption of Stock          21,745,383               0                    0
Option Plan
--------------------------------------------------------------------------------


ITEM 5.    OTHER INFORMATION

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A)       EXHIBITS

------------------------------------------------------------------------------------------------------------------
    REGULATION                                                                                        CONSECUTIVE
    S-B NUMBER                                             EXHIBIT                                    PAGE NUMBER
------------------------------------------------------------------------------------------------------------------

       2.1          Share Exchange Agreement, dated as of December 22, 2000, by and among                 N/A
                    E-Trend Networks, Inc., Cool Entertainment, Inc., and E-Trend Networks, Inc.
                    (a Delaware corporation) (1)<F1>
------------------------------------------------------------------------------------------------------------------
       2.2          Agreement and Plan of Reincorporation and Merger between Cool Entertainment,          N/A
                    Inc. and E-Trend Networks, Inc., a Delaware corporation (1)<F1>
------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------
    REGULATION                                                                                        CONSECUTIVE
    S-B NUMBER                                             EXHIBIT                                    PAGE NUMBER
------------------------------------------------------------------------------------------------------------------
       2.3          Certificate of Ownership Merging Cool Entertainment, Inc. into E-Trend                N/A
                    Networks, Inc. Pursuant to Section 253 of the Delaware General Corporation
                    Law and Articles of Merger Pursuant to Section 7-111-105 of the Colorado
                    Business Corporation Act
------------------------------------------------------------------------------------------------------------------
----------------------------

(1)<F1> Incorporated by reference to the exhibits filed with the registrant's definitive information statement filed January 2, 2001 for the meeting held January 26, 2001.

           B)       REPORTS ON FORM 8-K:

           On February 22, 2001, the registrant filed a current report on Form 8-K dated February 21, 2001 reporting under Items 1, 2, and 5, the consummation of the acquisition of E-Trend Networks, Inc. E-Trend's historical audited financial statements and pro forma combined financial statements were filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  E-TREND NETWORKS, INC.
                                  (Registrant)


Date:    May 16, 2001             By:  /s/ CAROLINE ARMSTRONG
                                     -------------------------------------------
                                        Caroline Armstrong
                                        President and Chief Executive Officer



                                  By:  /s/ LORNE COGSWELL
                                     -------------------------------------------
                                        Lorne Cogswell
                                        Interim Chief Financial Officer