Form 10QSB
period 2001-06-30
E TREND NETWORKS INC /DE
filed 2001-08-13
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
         EXCHANGE ACT
         For the transition period from _______________ to _______________


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

           5,215,273 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                  JUNE 30, 2001


      Transitional Small Business Disclosure Format (check one); Yes   No X

                      Unaudited Interim Consolidated Financial Statements of



                      E-TREND NETWORKS, INC.



                      Nine months ended June 30, 2001 and 2000

                      (Expressed in U.S. Dollars)

E-TREND NETWORKS, INC.
Consolidated Balance Sheets

(Expressed in U.S. Dollars)

                                                                                 June 30,        September 30,
                                                                                    2001                 2000
                                                                              (Unaudited)
Assets

Current assets:
     Cash and cash equivalents (note 3)                                       $   213,279          $ 1,866,159
     Accounts receivable                                                           60,053               63,290
     Due from related parties (note 4):
         VHQ Entertainment Inc.                                                   256,030              207,716
         Diz Investments Ltd.                                                       5,704                6,293
         Summerhill Investment Corp., note receivable                               5,686                    -
     Inventory                                                                    246,012               40,344
     Prepaid expenses                                                              49,200                  773
                                                                              ------------         ------------
                                                                                  835,964            2,184,575

Advances to VHQ Entertainment Inc. (note 4)                                       376,731              231,709

Investment in VHQ Entertainment Inc. (note 5)                                     141,522              232,382

Property and equipment                                                            380,098              266,641

Goodwill                                                                          166,214              175,169
                                                                              ------------         ------------
                                                                              $ 1,900,529          $ 3,090,476
                                                                              ============         ============
Liabilities and Stockholders' Equity

Current liabilities:
     Bank indebtedness (note 3)                                               $         -          $    74,816
     Accounts payable and accrued liabilities                                     566,854              201,585
                                                                              ------------         ------------
                                                                                  566,854              276,401

Stockholders' equity:
     Common shares (note 6)                                                       842,643                8,854
     Deferred stock-based compensation                                           (361,000)                   -
     Advance due from stockholder (note 4)                                        (23,720)                   -
     Additional paid-in capital                                                 3,601,406            3,601,406
     Deficit                                                                   (2,728,351)            (866,495)
     Accumulated other comprehensive income (losses):
           Unrealized gain from investment (note 5)                                 1,382               89,102
           Cumulative translation adjustment                                        1,315              (18,792)
                                                                              ------------         ------------
                                                                                1,333,675            2,814,075

Subsequent event (note 7)

                                                                              ------------         ------------
                                                                              $ 1,900,529          $ 3,090,476
                                                                              ============         ============

See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)
(Unaudited)

                                            Three months ended                           Nine months ended
                                                 JUNE 30,                                    JUNE 30,
                                     ---------------------------------        ---------------------------------
                                            2001                 2000                2001                 2000
                                     ------------         ------------        ------------         ------------
Sales                                $   713,376          $   260,076         $ 1,637,598          $   448,211

Cost of sales                            590,208              176,804           1,410,527              314,532
                                     ------------         ------------        ------------         ------------
                                         123,168               83,272             227,071              133,679

Expenses                                 863,680              301,175           1,821,672              641,425
Depreciation                              22,188               11,841              55,861               27,294
Amortization of goodwill                   4,970               10,251              15,004               15,251
Interest and other income                (19,423)                   -            (103,810)              (3,327)
                                     ------------         ------------        ------------         ------------
Net loss for the period                 (748,247)            (239,995)         (1,561,656)            (546,964)

Other comprehensive income (loss):
     Unrealized loss on  investment       (7,310)                   -             (87,720)                   -
     Foreign currency translation
       adjustment                        (31,214)                   -              20,108                    -
                                     ------------         ------------        ------------         ------------
                                         (38,524)                   -             (67,612)                   -
                                     ------------         ------------        ------------         ------------
Comprehensive loss                   $  (786,771)         $  (239,995)        $(1,629,268)         $  (546,964)
                                     ============         ============        ============         ============

Deficit, beginning of period         $(1,980,104)         $  (362,308)        $  (866,495)         $   (55,339)

Charge for excess of
   consideration given over net book
   value of assets acquired (note 2)           -                    -            (300,200)                   -

Net loss for the period                 (748,247)            (239,995)         (1,561,656)            (546,964)
                                     ------------         ------------        ------------         ------------
Deficit, end of period               $(2,728,351)         $  (602,303)        $(2,728,351)         $  (602,303)
                                     ============         ============        ============         ============

Net loss per common share,
   basic and diluted                 $     (0.17)         $     (0.05)        $     (0.35)         $     (0.12)
                                     ============         ============        ============         ============

Weighted average common
   shares outstanding, basic           4,474,724            4,441,867           4,474,724            4,441,867
                                     ============         ============        ============         ============



See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statement of Stockholders' Equity

Nine months ended June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited)

                                                                ISSUED COMMON SHARES                Additional
                                                          --------------------------------             Paid-In
                                                               Number              Amount              Capital
                                                          ------------       -------------          -----------
Balance, September 30, 2000                                 8,853,734        $      8,854           $ 3,601,406

Issued in exchange for property and equipment                  30,000              30,000                    -
                                                          ------------       -------------          -----------
                                                            8,883,734              38,854            3,601,406
----------------------------------------------------------------------

Common shares of Cool Entertainment, Inc.
   at time of acquisition (note 2)                         38,340,636          13,488,710                    -

Effect of 1:100 reverse stock split                       (37,957,230)                  -                    -
----------------------------------------------------------------------
                                                              383,406
Issued in exchange for common shares of Cool
   Entertainment, Inc. (note 2)                             4,441,867                   -                    -

Elimination of Cool Entertainment, Inc.  share capital
   under reverse-take-over accounting                               -         (13,488,710)                   -

Issued for settlement of notes payable (note 2)                25,000              93,789                    -

Issued for settlement of notes payable (note 2)                15,000              45,000                    -

Issued in exchange for fees and services provided             160,000             304,000                    -

Issued for deferred stock-based compensation                  190,000             361,000                    -
                                                          ------------       -------------          -----------
Balance, June 30, 2001                                      5,215,273        $    842,643           $ 3,601,406
                                                          ============       =============          ===========


See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)
(Unaudited)

                                            Three months ended                           Nine months ended
                                                 JUNE 30,                                    JUNE 30,
                                     ---------------------------------        ---------------------------------

                                            2001                 2000                2001                 2000
                                     ------------         ------------        ------------         ------------
Cash provided by (used in):

Operating activities:
     Net loss for the period         $  (748,247)         $  (239,995)        $(1,561,656)         $  (546,964)
     Add items not involving cash:
         Shares issued in exchange
           for services                  304,000                    -             304,000                    -
         Unrealized foreign exchange
           loss                          (46,512)              (8,327)            (67,037)             (14,814)
         Depreciation                     22,188               11,841              55,861               27,294
         Amortization of goodwill          4,970               10,251              15,004               15,251
                                     ------------         ------------        ------------         ------------
         Funds used in operations       (463,601)            (226,230)         (1,253,828)            (519,233)
     Net change in non-cash
        working capital                  240,714             (304,051)             61,000             (391,353)
                                     ------------         ------------        ------------         ------------
                                        (222,887)            (530,281)         (1,192,828)            (910,586)

Financing activities:
     Decrease in bank indebtedness      (316,977)                   -             (74,816)                   -
     Advances from (to) related party    (24,235)                 259            (145,022)            (178,695)
     Proceeds from capital
       contributions                           -                    -                   -            2,542,351
                                     ------------         ------------        ------------         ------------
                                        (341,212)                 259            (219,838)           2,363,656

Investing activities:
     Purchase of property and
       equipment                         (14,170)             (59,794)            (72,214)            (352,133)
     Acquisition                               -                    -            (168,000)                   -
                                     ------------         ------------        ------------         ------------
                                         (14,170)             (59,794)           (240,214)            (352,133)
                                     ------------         ------------        ------------         ------------
Increase (decrease) in cash
   and cash equivalents                 (578,269)            (589,816)         (1,652,880)           1,100,937

Cash and cash equivalents,
   beginning of period                   791,548            2,329,465           1,866,159              638,712

                                     ------------         ------------        ------------         ------------
Cash and cash equivalents,
   end of period                     $   213,279          $ 1,739,649         $   213,279          $ 1,739,649
                                     ============         ============        ============         ============


See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements

Nine months ended June 30, 2001 and 2000
(Expressed in U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION:

     These unaudited interim consolidated financial statements of E-Trend Networks, Inc. ("E-Trend" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information, including all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the consolidated balance sheet and the consolidated statements of operations and deficit, stockholders' equity and cash flows for the interim periods. There have been no changes to the accounting policies as detailed in the Company's audited financial statements for the year ended September 30, 2000 during the interim periods presented. These interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 2000. The financial information included herein is unaudited.


2.   ACQUISITION:

     Effective February 21, 2001 an arrangement was completed between E-Trend and Cool Entertainment, Inc. ("Cool") whereby the shareholders of E-Trend exchanged all of their common shares for 4,441,867 common shares of Cool.

     Following the acquisition, the former shareholders of E-Trend held a majority of the total issued and outstanding common shares of Cool; E-Trend was thereby deemed to be the acquiror. Accordingly, the transaction has been accounted for as a reverse-take-over using the purchase method whereby the assets and liabilities of Cool have been recorded at their fair market values and the operating results of Cool have been included in the Company's financial statements from the effective date of the purchase. The fair values of the net assets acquired is equal to their book values.

     As Cool was a non-operating public shell prior to the combination, no goodwill has been recognized and the excess of the consideration paid over the fair value of the identifiable assets acquired has been charged to stockholders' equity.

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements, Page 2

Nine months ended June 30, 2001 and 2000
(Expressed in U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------------


2.   ACQUISITION (CONTINUED):

     Net book value of assets acquired:
         Property and equipment of Cool, at book value                                               $  10,940
         Assets acquired in associated transactions                                                     68,000
         Less working capital deficiency                                                               (72,351)
                                                                                                     ----------
                                                                                                     $   6,589
                                                                                                     ==========

     Assigned value of 4,441,867 shares issued in exchange for shares of Cool                        $       -
     Settlement of liability assumed by the issue of 25,000 common shares                               93,789
     Issue of 15,000 on acquisition of assets in associated transaction                                 45,000
     Cash paid on acquisition of assets in associated transaction                                       23,000
     Cash paid for transaction costs                                                                   145,000
                                                                                                     ---------
                                                                                                       306,789

     Less excess of consideration given over net book value of assets acquired                        (300,200)
                                                                                                     ----------
                                                                                                     $   6,589
                                                                                                     ==========

     Other transactions relating to the arrangement were as follows:

     (a) Change of the Company's name from Cool Entertainment, Inc. to E-Trend Networks, Inc.;

     (b) Re-domestication of the Company to the State of Delaware from the State of Nevada;

     (c) Reverse stock split of 1-for-100 common shares;

     (d) Continuance, on an equivalent basis, of all of the unexpired and unexercised outstanding stock options and warrants of the former E-Trend under the same terms and conditions;

     (e) Cancellation of all of the outstanding warrants of Cool;

     (f) Settlement of a note payable of $93,789 to Fictional Media Inc., a company controlled by stockholders of Cool, by way of the issuance of 25,000 common shares; and

     (g) Cash payment of $23,000 and the issuance of a promissory note of $45,000 by E-Trend to Fictional Media Inc. in exchange for property and equipment, subsequently settled by way of the issuance of 15,000 common shares.


3.   BANK INDEBTEDNESS:

     The Company has a line of credit of $150,000 Canadian. Drawings bear interest at prime plus 1/2% and are secured by a $150,000 U.S. deposit included in cash and cash equivalents.

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements, Page 3

Nine months ended June 30, 2001 and 2000
(Expressed in U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------------


4.   RELATED PARTY TRANSACTIONS:

     (a) VHQ Entertainment Inc.:

         VHQ Entertainment Inc. ("VHQ") represents the Company's major stockholder. The advances to VHQ, totaling $571,757 Canadian, bear interest at 8%, are unsecured and have no fixed terms of repayment. For the three and nine months ended June 30, 2001, the Company accrued interest income of $6,925 and $20,985, respectively (2000 - $4,832 and $12,596, respectively).

         During the three and nine months ended June 30, 2001 the Company sold $315,068 and $779,794, respectively, (2000 - $217,781 and $357,258, respectively) of its products to VHQ, representing 44% and 48% of total sales (2000 - 84% and 80%). These transactions are considered to be in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The current amount due from VHQ relates to such sales.

     (b) Diz Investments Ltd.:

         During the three and nine months ended June 30, 2001 the Company sold $3,764 and $57,744, respectively, (2000 - $488 and $1,282, respectively) of its products to Diz Investments Ltd., a company owned by two of the Company's stockholders. These transactions are considered to be in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

     (c) Summerhill Investment Corp.:

         Summerhill Investment Corp. is a shareholder of the Company. The receivable of $5,686 is for unpaid interest on a fully-paid loan.

     (d) Stockholder:

         The advance due from a stockholder relates to the purchase of common shares of the Company. The subject shares serve as security for the advance.


5.   INVESTMENT:

         On January 21, 2000 the Company purchased 99,900 common shares of VHQ, a publicly-traded Canadian company, in exchange for 100,000 shares of the Company at an assigned value of $150,000.

--------------------------------------------------------------------------------------------------------------
                                                                                JUNE 30, 2001
                                                           ---------------------------------------------------
                                                           Translated          Unrealized             Recorded
                                                           cost basis                gain                basis

     Video Headquarters Inc. common shares                   $140,140              $1,382             $141,522
--------------------------------------------------------------------------------------------------------------

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements, Page 4

Nine months ended June 30, 2001 and 2000
(Expressed in U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------------

6.   SHARE CAPITAL:

     There were 1,067,160 stock options outstanding at June 30, 2001 having a weighted average exercise price of $4.59 and expiring on various dates to December 2004.

     There were 100,000 common share purchase warrants outstanding at June 30, 2001. Each warrant entitles the holder to purchase one common share of the Company for $4.00 and expires on April 20, 2002. These warrants were issued in connection with the acquisition of Langara Distribution Inc.

     Effective April 20, 2001 the shareholders approved a change to the Company's authorized share capital from 20,000,000 preferred shares with a par value of $0.0001 per share and 80,000,000 common shares with a par value of $0.0001 per share to 1,000,000 preferred shares with a par value of $0.0001 per share and 20,000,000 common shares with a par value of $0.0001 per share.


7.   SUBSEQUENT EVENT:

     On July 3, 2001 the Company executed an equity financing agreement with a U.S.-based corporation. The agreement is subject to the completion and filing of the required regulatory documentation. Under the agreement the Company can, under certain conditions, put common shares to the investor to a maximum of $10 million over a three-year period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis (MD&A) focuses on key statistics from the consolidated financial statements of E-Trend for the fiscal quarter ended June 30, 2001, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political and environmental conditions. This MD&A of the financial condition and results of operations for the quarter ended June 30, 2001 should be read in conjunction with the consolidated financial statements and related notes of E-Trend.

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

Sales for the three months ended June 30, 2001 increased $226,671 over the previous quarter and $453,300 over the comparable quarter of the previous fiscal year. Similarly, sales of the nine months ended June 30, 2001 increased 265% from the previous fiscal year, since commercial launch of the company's retail web sites did not take place until March 2000. The company notes increased traffic on the website, as E-Trend increases its marketing initiatives affiliations with other sites.

Gross margins decreased to 17% for the three months ended June 30, 2001 and 14% for the nine-month period, from 32% and 30% for fiscal 2000 periods because of a price increase from the company's suppliers in the previous quarter that was not passed on to customers until close to the end of the previous quarter and unrecovered shipping costs from promotional efforts.

Operating and development costs continued to rise because of the need to retain the services of an external contractor to complete the website design and testing. These costs, of approximately $32,000 per month, ceased at the end of June 2001.

Net loss for the quarter was $748,247, compared to $397,967 for the previous quarter and $239,995 for the same quarter of the previous fiscal year. The net loss for the nine-month period increased to $1,561,656 from $546,964 from fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, the company had a working capital surplus of $269,110 compared to a surplus of $1,908,174 at September 30, 2000.

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

         o    adding DVD and key VHS titles to the Langara product mix,

         o    amending movie purchasing agreements to reduce product cost,

         o improving the data model and overall scalability of the e-commerce engine,

         o improving site capacity to seamlessly manage the planned increase in site traffic and sales volumes,

         o merging the company's three internet sites (MovieSource.com, VHQMusic.com and EntertainMe.com) into one brandable entertainment-focused supersite, ENTERTAINME.COM, and

         o    initiating new online marketing campaigns.

On July 1, 2001 E-Trend launched its new supersite, ENTERTAINME.COM. The focus of the sales and marketing department for the next quarter will be to increase consumer awareness of the new site.

At the end of the last quarter, E-Trend signed an agreement with a private equity financier that will give E-Trend access to up to $10,000,000 over the next 3 years by the sale of E-Trend. This agreement is still in the process of receiving SEC approval, but is expected to be finalized by the end of September 2001.


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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  In May 2001, the registrant issued 150,000 common shares to its directors in lieu of cash compensation for management fees and directors' fees. The registrant also issued 200,000 common shares to Garrett Krause for services. These shares issued for services were valued at $665,000. Members of former management of Cool Entertainment were issued 40,000 common shares in settlement of notes payable totaling $138,789. The registrant relied upon the exemption from registration contained in
                  Section 4(2) of the Securities Act of 1933. No underwriters were used and no underwriting commissions were paid.

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

       2.2          Agreement and Plan of Reincorporation and Merger between Cool Entertainment,          N/A
                    Inc. and E-Trend Networks, Inc., a Delaware corporation (1)<F1>

       2.3          Certificate of Ownership Merging Cool Entertainment, Inc. into E-Trend                N/A
                    Networks, Inc. Pursuant to Section 253 of the Delaware General Corporation
                    Law and Articles of Merger Pursuant to Section 7-111-105 of the Colorado
                    Business Corporation Act(2)<F2>

----------------------------

(1)<F1> Incorporated by reference to the exhibits filed with the registrant's definitive information statement filed January 2, 2001 for the meeting held January 26, 2001.

(2)(F2> Incorporated by reference to the exhibits filed with the registrant's quarterly report on Form 10-QSB for the quarter ended December 31, 2000.


                  B)       REPORTS ON FORM 8-K:

                  On May 7, 2001, the registrant amended its current report on Form 8-K dated February 21, 2001, reporting under Items 1, 2, and 5, the consummation of the acquisition of E-Trend Networks, Inc. E-Trend's historical audited financial statements and pro forma combined financial statements were filed. The registrant also reported a change in its certifying accountant under Item 4.

                  On May 10, 2001, the registrant further amended the current report on Form 8-K dated February 21, 2001 to file the letter from its former auditors as an exhibit.

                  On May 23, 2001, the registrant further amended the current report on Form 8-K dated February 21, 2001 to revise the disclosure contained in Item 4.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  E-TREND NETWORKS, INC.
                                  (Registrant)


Date:    August 13, 2001          By: /s/ Caroline Armstrong
                                     ------------------------------------------
                                         Caroline Armstrong
                                         President and Chief Executive Officer



                                  By:/s/ Lorne Cogswell
                                     ------------------------------------------
                                     Lorne Cogswell
                                     Interim Chief Financial Officer