Form 10QSB/A
period 2001-06-30
E TREND NETWORKS INC /DE
filed 2001-08-30
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                AMENDMENT NO. 1


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


           5,212,702 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                  JUNE 30, 2001



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

E-TREND NETWORKS, INC.
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)
(Unaudited)


                                            Three months ended                           Nine months ended
                                                 JUNE 30,                                    JUNE 30,
                                     ---------------------------------        ---------------------------------
                                            2001                 2000                2001                 2000
                                     ------------         ------------        ------------         ------------
Sales                                $   713,376          $   260,076         $ 1,637,598          $   448,211

Cost of sales                            590,208              176,804           1,410,527              314,532
                                     ------------         ------------        ------------         ------------
                                         123,168               83,272             227,071              133,679

Expenses                                 863,680              301,175           1,821,672              641,425
Depreciation                              22,188               11,841              55,861               27,294
Amortization of goodwill                   4,970               10,251              15,004               15,251
Interest and other income                (19,423)                   -            (103,810)              (3,327)
                                     ------------         ------------        ------------         ------------
Net loss for the period                 (748,247)            (239,995)         (1,561,656)            (546,964)

Other comprehensive income (loss):
     Unrealized loss on  investment       (7,310)                   -             (87,720)                   -
     Foreign currency translation
       adjustment                        (31,214)                   -              20,108                    -
                                     ------------         ------------        ------------         ------------
                                         (38,524)                   -             (67,612)                   -
                                     ------------         ------------        ------------         ------------
Comprehensive loss                   $  (786,771)         $  (239,995)        $(1,629,268)         $  (546,964)
                                     ============         ============        ============         ============

Deficit, beginning of period         $(1,980,104)         $  (362,308)        $  (866,495)         $   (55,339)

Charge for excess of
   consideration given over net book
   value of assets acquired (note 2)           -                    -            (300,200)                   -

Net loss for the period                 (748,247)            (239,995)         (1,561,656)            (546,964)
                                     ------------         ------------        ------------         ------------
Deficit, end of period               $(2,728,351)         $  (602,303)        $(2,728,351)         $  (602,303)
                                     ============         ============        ============         ============

Net loss per common share,
   basic and diluted                 $     (0.17)         $     (0.05)        $     (0.35)         $     (0.12)
                                     ============         ============        ============         ============

Weighted average common
   shares outstanding, basic           4,472,228            4,439,371           4,472,228            4,439,371
                                     ============         ============        ============         ============



See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statement of Stockholders' Equity

Nine months ended June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited)

                                                                ISSUED COMMON SHARES                Additional
                                                          --------------------------------             Paid-In
                                                               Number              Amount              Capital
                                                          ------------       -------------          -----------
Balance, September 30, 2000                                 8,853,734        $      8,854           $ 3,601,406

Issued in exchange for property and equipment                  30,000              30,000                    -
                                                          ------------       -------------          -----------
                                                            8,883,734              38,854            3,601,406
----------------------------------------------------------------------

Common shares of Cool Entertainment, Inc.
   at time of acquisition (note 2)                         38,340,636          13,488,710                    -

Effect of 1:100 reverse stock split                       (37,957,305)                  -                    -
----------------------------------------------------------------------
                                                              383,331
Issued in exchange for common shares of Cool
   Entertainment, Inc. (note 2)                             4,439,371                   -                    -

Elimination of Cool Entertainment, Inc.  share capital
   under reverse-take-over accounting                               -         (13,488,710)                   -

Issued for settlement of notes payable (note 2)                25,000              93,789                    -

Issued for settlement of notes payable (note 2)                15,000              45,000                    -

Issued in exchange for fees and services provided             160,000             304,000                    -

Issued for deferred stock-based compensation                  190,000             361,000                    -
                                                          ------------       -------------          -----------
Balance, June 30, 2001                                      5,212,702        $    842,643           $ 3,601,406
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


2.   ACQUISITION:


     Effective February 21, 2001 an arrangement was completed between E-Trend and Cool Entertainment, Inc. ("Cool") whereby the shareholders of E-Trend exchanged all of their common shares for 4,439,371 common shares of Cool.


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

                                  E-TREND NETWORKS, INC.
                                  (Registrant)



Date:    August 29, 2001          By: /s/ Caroline Armstrong
                                     ------------------------------------------
                                         Caroline Armstrong
                                         President and Chief Executive Officer




                                  By:/s/ Lorne Cogswell
                                     ------------------------------------------
                                     Lorne Cogswell
                                     Interim Chief Financial Officer