Form 10KSB
period 2001-09-30
E TREND NETWORKS INC /DE
filed 2001-12-21
CIK 1081823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to ______________


                         Commission file number: 0-28879

                             E-TREND NETWORKS, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                            98-0348508
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


            5919 - 3RD STREET, S.E., CALGARY, ALBERTA, CANADA T2H 1K3
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (403) 252-7766

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0001 PAR VALUE
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year:  $2,139,804

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,590,871 AS OF DECEMBER 11, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,212,702 AS OF SEPTEMBER 30, 2001

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]; No  [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

         We were incorporated in the State of Colorado on June 17, 1996, under the name Minas Novas Gold Corp., to engage in mining operations. From inception to January 1999, we obtained options to acquire various mining properties. On January 29, 1999, we abandoned all mining operations and proceeded to acquire all of the issued and outstanding capital stock of Cool Entertainment, Inc., a Washington corporation, in exchange solely for 65% of our outstanding common stock. The acquisition of the Washington corporation was completed March 1, 1999, and effective February 22, 1999, we changed our name to Cool Entertainment, Inc.

         From March 1, 1999 to February 2000, the coolentertainment.com website was under development. We launched the website in February 2000 and from February 2000 to November 2000, we offered a variety of entertainment products on the Internet through our website, WWW.COOLENTERTAINMENT.COM. We also offered value-added services such as celebrity interviews, book reviews, online chat rooms, online games, and free e-mail accounts on its website to attract users to the website. We generated revenues of only $3,518 from this website.

         Realizing that we were undercapitalized and unable to market our services properly, we searched for another business opportunity. On February 21, 2001, we acquired all of the issued and outstanding capital stock of E-Trend Networks, Inc., a Nevada corporation, in exchange solely for approximately 92% of our common stock. We changed our name to E-Trend Networks, Inc., changed our domicile to Delaware, and effected a 1-for-100 reverse split of our issued and outstanding shares of common stock.

         All of our operations are conducted through our wholly-owned subsidiary, E-Trend Networks, Inc., a Nevada corporation, which we refer to as "E-Trend", and its wholly-owned subsidiary, Langara Distribution Inc., an Alberta corporation.

E-TREND NETWORKS

         E-Trend was founded as a Nevada corporation under the name "The MovieSource.com Corp." in April 1999 by VHQ Entertainment Inc., formerly Video Headquarters Inc. Officers and directors of VHQ incorporated The MovieSource.com Corp. and provided the initial capitalization. The name of the company was changed to "E-Trend Networks, Inc." in February 2000. The stock of VHQ trades on the Toronto Stock Exchange under the symbol "VHQ." VHQ founded E-Trend to mitigate the effects of technology on "bricks and mortar" retail operations and to expand its geographic reach by taking advantage of the continuing growth in the online market for home entertainment sales. E-Trend seeks to increase the depth of its entertainment marketing presence through the development of entertainment-related websites and through the acquisition of or distribution to both online and bricks and mortar retailers.

         We distribute packaged entertainment media, with distribution channels to both online retail e-commerce and traditional bricks and mortar retail outlets. We operate an online retail website (Entertainme.com) and, through Langara Distribution, we offer fulfillment services to other Internet retailers and wholesale services to traditional retailers. We do not own any other online or brick and mortar retail businesses. By generating sales from both bricks and mortar and online organizations, we believe we are mitigating our risks and maximizing our chances for success, especially during our managed growth phase. Despite the failures of many Internet "dot com" companies in 2000, industry analysts still predict growth in the online retail market. We will, subject to the availability of capital resources, seek to grow our online operations by:

     o   maintaining a focus on marketing through a network of affiliates;

     o   considering prudent mergers, acquisitions, and/or partnerships;

     o   increasing our depth of product offering;

     o assessing technology, such as broadband streaming and wireless, with the goal of enhancing the online experience and broadening the reach of our site if the addition of such technology is economically feasible;

     o capitalizing on our relationship with VHQ Entertainment by pursuing sales from within its growing customer base.

         We will, subject to the availability of capital resources, also seek to expand the operations of Langara Distribution in the following ways:

     o add movies to its inventory and expand the number of music titles it inventories;

     o capitalize on the growth of VHQ Entertainment by selling music into new stores and by increasing the inventory within existing locations;

     o increase inventory levels and SKU's in order to increase fill rates and reduce shipping times, thus offering a more attractive distribution package to customers;

     o expand strategic alliances with insurance companies to fulfill claims for replacement movies and music CDs;

     o   pursue additional e-commerce and bricks and mortar accounts;

     o   offer movies and games to accounts that currently only stock music;

     o further automate the distribution process in order to increase the volume of business that it can efficiently manage;

     o investigate the ability to expand its reach into additional retail outlets by installing Internet-enabled kiosks to enable sales of our full range of product.

ENTERTAINME.COM

         We developed EntertainMe.com as an Internet entertainment superstore. Through this website, we offer movies on DVD and VHS and music on CDs and cassette, with convenience of shopping 24 hours a day, seven days a week. Our goal is to combine the advantages of online commerce with superior customer focus in order to be the preferred online retailer for filmed entertainment and music. We have designed our online storefront to offer a broad selection of products in each category, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized retail store-style merchandising and recommendations. We offer a virtual inventory that provides a selection of products that is five to ten times that of a typical "brick and mortar" retailer operating out of a traditional physical location. The site features live customer service NetReps, who are able to interact with customers in a chat-based format to offer assistance and product recommendations.

         As part of our strategic repositioning in mid-2001, we have moved our movie inventory in-house. Langara Distribution now arranges for the distribution of music, movie and game titles to our customers. These are steps toward our plan to provide the customer with one-stop shopping. The customer can now combine their orders for all of our entertainment media in one shopping cart. The customer's credit card is charged only once an order is shipped.

LANGARA DISTRIBUTION

         Early in calendar 2000, we purchased Langara Distribution from a non-affiliated third party for E-Trend common stock and warrants. Langara Distribution has direct buying relationships with all the major music labels and currently handles music supply and fulfillment for E-Trend and other Internet retailers, as well as for a number of other traditional brick and mortar companies' wholesale accounts. Due to its business relationship with E-Trend, Langara offers preferential pricing to E-Trend. Currently, VHQ is Langara's largest customer, but new relationships are growing weekly. Further, in July 2001, Langara Distribution assumed responsibility for the supply and fulfillment of all our movies and music.

         In December 2000, we entered into an agreement with Video One Canada Ltd. ("Video One"), a wholesaler of pre-recorded movies and games. Video One is the largest distributor of pre-recorded movies in Canada and they provided supply and fulfillment services for our clients. However, in June of 2001, our agreement with Video One expired and, since Langara assumed the responsibility for the supply and fulfillment for our movies and music, Langara entered into an agreement with Video One for the supply and fulfillment of movies. Pursuant to the agreement between Langara and Video One, Video One charges Langara cost plus 11% for catalog titles and cost plus 6% for new release titles. We cannot assure anyone that Langara will maintain its relationship with Video One, or any other supplier capable of meeting our fulfillment requirements beyond the term of the existing agreement.

         We believe that Langara Distribution is able to compete within its market because:

     o it maintains relationships and alliances with a substantial number of manufacturers of entertainment products, which in turn eliminates the middleman;
     o   it carries key titles in both movie and music categories;
     o   it has developed a comprehensive business-to-business system;
     o it has developed an extensive product database which currently has approximately 115,000 music products and 39,000 video products;
     o it is able take advantage of favorable currency exchange rate in Canada; and
     o   it offers both imported and domestic entertainment products.

         The primary competitors of Langara Distribution are:

     o PINDOFF MUSIC SALES, which owns and operates the Music World stores throughout Canada and is a wholesaler and distributor of music products.
     o TOTAL SOUND, based in Edmonton, Canada, is a distributor and wholesaler of music products mainly to independent retailers located in western Canada.
     o HANDELMAN, which provides wholesale product for racking in department stores such as Wal-Mart and Zeller's.
     o RECORDS ON WHEELS, based in Ontario, Canada, is a distributor and wholesaler of music products mainly to independent retailers located in eastern and central Canada.
     o VALLEY MEDIA INC., is a U.S. based company with warehouses in California and Kentucky. Valley Media focuses its wholesale distribution of music, video, related products and data in the U.S. Valley Media is also one of the leaders in Internet fulfillment distribution.

COMPETITION

         Our competitive marketplace can be broken into two main camps: online and traditional retailers. In both cases, there are two sub-categories of retailers: those who are in the entertainment business exclusively, and those who sell multiple products, usually extending beyond the entertainment category, such as department stores.

         The online commerce market is new and rapidly evolving. We expect that our online competition will further intensify. In addition, the broader retail filmed entertainment, prerecorded music and video game industries are intensely competitive. Our competitors include, among others:

     o online retailers, such as Amazon.com, CDNow.com, DVDEmpire.com, Buy.com, and 800.com;
     o   publishers and wholesalers, such as Time Life Video and Sony;
     o traditional retailers, such as Blockbuster, Hollywood Entertainment, Tower Records, Music World, Sam Goody, Sam the Record Man, and VHQ Entertainment;
     o   mail order clubs, such as Columbia House;
     o   specialty retailers;
     o   electronic consumer stores; and
     o mass merchandisers and department stores, such as K-mart; Target; Wal-Mart; Sears; Costco.

         We believe that the principal competitive factors in our market are:

     o   price;
     o   merchandising and appeal of site;
     o   delivery;
     o   live customer service;
     o   positive shopping experience;
     o   ease of use, content quality and web site convenience;
     o   brand recognition; and
     o   selection.

         Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. Some of our competitors, like Hollywood Entertainment, Blockbuster, VHQ Entertainment, Wal-Mart, Costco and Amazon.com, also may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to web site and systems development than we can.

MARKETING STRATEGY

         We have adopted a strategy of capturing market share by focusing on marketing to very targeted consumers on sites that contain relevant content. We believe that this strategy allows us to dramatically reduce new customer acquisition costs. We utilize several online marketing opportunities to reach our market and drive targeted traffic to our sites:

     o CONTENT SITES - Content sites offer entertainment and news features to visitors, but do not sell product directly themselves. Examples are BigStar.com, Reel.com, DVDReview.com, and DVDTalk.com. We attempt to reach visitors to these sites through a variety of affiliate arrangements, sponsored links, and placement of dynamic banners.

     o PRICE COMPARISON SEARCH ENGINES - These allow surfers to compare the prices offered by vendors on a single site. Examples are MySimon.com, BizRate.com, CoolSavings.com, and PriceGrabber.com. Inclusion on such sites involves uploading the database, which is then called up by a surfer's search for a specific title. When a surfer clicks through to our listing, we pay a minimal charge to the price comparison site. Buy-rates are considerably higher from this type of traffic, as compared to other forms of Internet traffic, since the customer has already selected the product and vendor, and knows the price.

     o PAY FOR POSITION SEARCH ENGINES - This type of search engine allows firms to "sponsor" results, by bidding on key words - the higher the bid, the higher the result appears in the ranking. We have been able to drive significant traffic to our site by using this strategy on sites such as GoTo.com. Rankings on GoTo.com are also syndicated to over 75% of all search engine sites, including AOL.com and AskJeeves.com.

     o AFFILIATE SITES - Affiliates provide links directly to our site and are paid a commission on all sales that result from a visit that originates from their sites.


         Subject to the availability of capital resources, we also plan to utilize broader marketing strategies that are designed to drive traffic to our site that is pre-qualified by interest in the product lines. These strategies include:

     o OPT-IN EMAIL CAMPAIGNS - Lists will be utilized from customers on third party sites who have requested notification of information on either movies (especially DVD) or CDs. Lists from About.com, AOL and Yahoo.com will be accessed and aggressively targeted with motivating content.

     o AFFILIATE NETWORKS - Agencies have created networks of sites in which they place virtual shopping malls within existing sites, such as iVillage.com and ABC.com, on a commission basis, similar to the affiliate model described above. We believe that alliance such networks allows us to extend the reach of both EntertainMe.com's products and branding, with payment only required upon sale of products.

     o ENTERTAINMENT NETWORK SITES - Several media companies have assembled networks by joining many sites that are contextually relevant and accept third party advertising such as ours. We believe that advertising in this manner allows us to cast a broad net, while still staying within the framework of entertainment, specifically movies or music.

     o THIRD PARTY CO-REGISTRATION - Tremendous volume is being generated through lottery and gaming sites. This traffic can be efficiently harvested by messaging that requires the viewer to agree that he wishes to sign up to a new site or take advantage of an offer for a specific site. Viewers are then encouraged to "sign up" on the spot and a minimal charge is generated to the originating site. Although these viewers are not on an entertainment site, they have "agreed" to see the message about DVDs or CDs, which gives the offer a more targeted audience.

     o PUBLICITY - We try to ensure that all relevant publications, such as Yahoo's Internet Life, Sympatico's NetLife,and eCompany, have EntertainMe.com prominently displayed in editorial coverage, especially in their fall/Christmas 2001 online shopping guides.

         Lastly, we will employ several different loyalty strategies to not only retain the customers who come to our site, but encourage them to purchase more frequently. This strategy includes opt-in email messages and offers, frequency discounts, coupons, and other benefits that we believe will differentiate us from the competition.

TECHNOLOGY

         Through our consultants and technical staff, we have developed technologies and implemented systems to support distributed, reliable and scalable online retailing in a secure and easy-to-use format. Using a combination of proprietary solutions and commercially available licensed technologies, we intend to deploy systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange. We estimate that approximately $800,000 and $412,000 were spent during the 2001 and 2000 fiscal years, respectively, on research and development activities, none of which was borne directly by customers.

         HARDWARE. Our web delivery system runs on IBM NetFinity Servers. As our computing requirements grow, we intend to evaluate other platforms for additional reliability and scalability over the current Intel-based architecture.

         Our hardware is rack-mounted in "server farms" and is designed so that as business volume grows it can be duplicated in various hosting facilities to provide full redundancy in case of an Internet outage. Since outages mean downtime and an inability to do business, the system has been configured to insure that more than one piece of hardware is available to perform each business function. If any one component is out of service, traffic will be rerouted without impacting the performance of our e-commerce system.

         Graphics and basic static HTML text and graphics are served from a web server. The web server is not responsible for connectivity to the database, and is under relatively light load, as the application servers actually do all the intensive computing.

         Application servers run the catalog system. These machines are responsible for retrieving information from the database and generating personalized pages to be sent to the individual browser sessions. The servers run on the Linux platform to ensure speed.

         SOFTWARE. We believe that flexible, adaptable, and robust software is the key to our success. We must be able to adapt our site to maximize ease of use, consumer appeal, and competitive advantage. Software must also be robust enough to handle rush hour and peak season business volumes. Our web delivery system is composed of several software packages working together to comprise the entire system. The major software packages are configured as follows:

     o DATABASE - The current system runs on Oracle. The database holds all the system information such as products, pricing, contents of customer's carts, and actual orders.

     o FIREWALL - We currently run a commercial firewall product but are considering implementing a customized Linux solution in the future. The firewall software secures our information, yet is fast enough to handle the load of peak traffic times.

     o WEB SERVER - The web server that runs our website is Apache, the de facto industry standard. This server was selected for its scalability and performance, plus its ability to run on several platforms.

     o APPLICATION SERVER SOFTWARE - The current application server configuration runs on a Tom Cat, chosen for its scalability and performance.

         CONNECTIVITY. We use Group Telecom in its Calgary, Canada location for our Internet access and web hosting.

         SECURITY. Lynk Systems handles credit card payments for us. Lynk is a secure Internet payment system that the customer accesses directly from our website. To assure maximum privacy and customer security, we never see the customer's credit card number. Instead, Lynk provides a purchase authorization that can be used for future reference to the customer's order.

         ENTERTAINME.COM IS A VERISIGN SECURE SITE. The VeriSign Secure Site Program allows surfers to verify that a site offers security measures before they submit any confidential information. The logo and valid digital certificates appearing on our site assure customers that all information sent to this site, is in a secure socket layer session, is encrypted and protected against disclosure to third parties. Inclusion of the VeriSign logo encourages purchases on our site, so it is prominently displayed, especially in the final check out pages. To become a VeriSign Secure Site, we have to purchase an annual digital certificate from VeriSign.

         DATA TRANSFER. Our distribution efforts are supported by two-way data transfer applications which allow us to transmit orders to Langara Distribution and in return receive order status information, which is capable of being downloaded onto our web site.

INTELLECTUAL PROPERTY

         We use technology that we have developed internally, as well as technologies that are readily available from third party commercial packages. We enter into confidentiality and assignment agreements with all of our consultants and vendors who have access to our proprietary information.

         We currently own and use the unregistered trademark "entertainme". There is an existing Intended Use Trade Mark Application filed in the United States by Metro One Telecommunications, Inc. ("Metro One"), serial # 76189444, for the trademark "ENTERTAINME". It is our intention to oppose the trademark application of Metro One based on the fact that we have used the "entertainme" trademark since at least June 2000. We are in the process of filing our own application in the United States and Canada for the "entertainme" trademark. We cannot predict at this time if we will obtain a registration for this mark in either the United States or Canada.

GOVERNMENT REGULATION

         There are currently few laws or regulations that apply directly to the Internet. Due to the increasing popularity of the Internet, it is possible that a number of local, state, national or international laws and regulations may be adopted with respect to issues such as the pricing of services and products, advertising, user privacy, intellectual property, information security, or anti-competitive practices over the Internet. In addition, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use, and income taxes. Because our business is dependent on the Internet, the adoption of any such laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce that could, in turn, decrease the demand for our services and increase costs or otherwise have a material adverse effect on our business, results of operations, and financial condition. To date, we have not spent significant resources on lobbying or related government affairs issues, but we may need to do so in the future.

EMPLOYEES

         As of September 30, 2001, E-Trend and Langara Distribution had a total of 25 full time employees, including 6 in technology positions, 1 in marketing, 2 in site development, 2 in customer service, 9 in administrative positions, and 5 in operations. None of our employees is covered by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal executive offices are located at 5919-3rd St. S.E., Calgary, Alberta, Canada, T2H 1K3 where we lease approximately 4,608 square feet of space on a lease expiring November 2004. VHQ Entertainment Inc., our majority shareholder, and we entered into the lease with a non-affiliated third party. We also have an office in the United States located at Suite 530, 515 Seabreeze Boulevard, Fort Lauderdale, Florida 33316.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been trading on the over-the-counter bulletin board ("OTCBB") under the symbol "ETDN" since February 22, 2001. The common stock was first listed on June 9, 1998 under the symbol "MNGD." From March 1, 1999 to February 22, 2001, the stock traded under the symbol "CULE." The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         FISCAL QUARTER ENDING                     HIGH BID          LOW BID

         December 31, 1999...................       $  70.00         $  23.00
         March 31, 2000......................       $ 100.00         $  29.00
         June 30, 2000.......................       $  62.50         $  15.62
         September 30, 2000..................       $  23.44         $   7.81
         December 31, 2000...................       $   9.38         $   1.56
         March 31, 2001......................       $   4.69         $   1.02
         June 30, 2001.......................       $   2.25         $   0.65
         September 30, 2001..................       $   2.50         $   1.00

         On December 11, 2001, the closing price for the common stock was $0.81.

         As of July 17, 2001, there were 213 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                                    OVERVIEW

         Effective February 21, 2001 an arrangement was completed between the company, then known as Cool Entertainment, Inc. and E-Trend Networks, Inc., a Nevada corporation, whereby the shareholders of E-Trend Networks, Inc. exchanged all of their common shares for 4,439,371 shares of Cool common stock.

         Following the acquisition the former shareholders of E-Trend Networks, Inc. held a majority of Cool's total issued and outstanding common shares; E-Trend Networks, Inc. was thereby deemed to be the acquiror. Accordingly, the transaction has been accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of Cool have been recorded at their fair market values and operating results have been included in the company's financial statements from the effective date of purchase. The fair value of the net assets acquired is equal to their book values. The excess of $155,200 of the consideration given over the net assets acquired has been recognized as a capital transaction and charged directly to the deficit.

RESULTS OF OPERATIONS

         FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000. We experienced a substantial increase in revenues for the year ended September 30, 2001 as compared to previous fiscal year. The increase is primarily due to a full cycle of on-line sales and the launch of the improved website in July 2001. Sales for the 2001 fiscal year were $2,139,804, compared to $665,075 for the 2000 fiscal year.

         Gross margins decreased to 13.7% from 24.2%, mainly due to charges to customers for shipping that did not match shipping costs. This adjustment has been made and margins are increasing accordingly.

         Operating expenses increased to $2,378,113 for the 2001 fiscal year from $1,010,133, mainly due to website development and research and development costs expensed during the period, which were approximately

$780,000, and costs associated with the acquisition transaction with Cool Entertainment and costs associated with being a publicly traded company. Management has implemented plans that have reduced operating expenses from approximately $250,000 per month to $55,000 per month. This was accomplished by eliminating employees, reducing hours of work for some positions, and consolidating online affiliate relationships.

         FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999. We experienced a substantial increase in revenues for the year ended September 30, 2000 compared to the same period in the previous fiscal year. Revenues increased to $665,075, compared to the fiscal 1999 results of $nil. The increase is primarily as a result of the acquisition of Langara Distribution Inc. effective January 1, 2000, as well as the commercial launch of our retail web sites in March 2000.

         Cost of sales was $503,938 for the year ended September 30, 2000. Management expects that such costs will continue to increase as we increase our revenues through our planned growth. Our operating margins were 24% of sales for the year ended September 30, 2000.

         Operating and development costs were $436,764 for year ended September 30, 2000, compared to no costs in the prior fiscal year. These costs consist of leased computer equipment, computer and data content services, and salaries of staff in the site development and technology groups. General and administrative expenses increased to $435,745 for the year ended September 30, 2000 compared to $59,564 in same period in the previous fiscal year. Expenses rose in connection with additional administrative personnel that were brought on to accommodate our growth, head office rent and utilities, professional fees and telephone charges. Advertising costs were $108,703 for year ended September 30, 2000, compared to no costs in the prior fiscal year. These costs reflect test market campaigns done in Calgary and Ottawa as well as online web-based advertising. Sales and marketing costs were $28,921 for year ended September 30, 2000, compared to no costs in the prior fiscal year. These costs consist of consulting fees and salaries paid to staff in our marketing group.

         Amortization of capital assets was $31,756 for year ended September 30, 2000, compared to no costs in the prior fiscal year. The increase is due to amortization of computer hardware and software, furniture and leasehold improvements. Amortization of goodwill was $20,329 for year ended September 30, 2000, compared to no costs in the prior fiscal year. The amortization relates to the goodwill allocated to the acquisition of Langara Distribution Inc. effective January 1, 2000.

         Other income was $89,925 for year ended September 30, 2000, compared to $4,225 in the prior fiscal year. The increase is due to interest earned on excess cash invested in money market funds and funds advanced to a major shareholder, VHQ Entertainment Inc., during the fiscal year.

         Net loss for the year increased to $811,156 for the year ended September 30, 2000 compared to $55,339 for the period ended fiscal 1999. The increase is due to increased expenses associated with development, maintenance and marketing of our e-commerce sites offset by income from our distribution subsidiary.

         The unrealized gain from the investment of $89,102 relates to the difference between the market value and cost of our investment in shares of VHQ Entertainment Inc. The foreign currency translation of $18,792 adjustment relates to unrealized losses on the translation of the financial statements to $U.S. for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

         SEPTEMBER 30, 2001 AND 2000. At September 30, 2001, we had a working capital surplus of $155,169 compared to a surplus of $1,908,174 at September 30, 2000. To date, virtually all of our resources have been provided from the sale of common stock. At the current rate of expenditure, additional funds from the sale of common stock or debt will have to be secured to enable us to continue to operate.

         Our operations used cash of $1,700,966 for the 2001 fiscal year, as compared to $845,365 for the previous fiscal period. We also used $147,030 for the business combination with Cool Entertainment and the purchase of property and equipment, as compared to using $195,967 in fiscal 2000 for the purchase of property and equipment. We did not receive any cash from the issuance of share capital during the 2001 fiscal year, as compared to having raised $2,394,185 during fiscal 2000.

         SEPTEMBER 30, 2000 AND 1999. Our operations used cash of $845,365 for the year ended September 30, 2000 versus $85,876 for the previous fiscal period. The increase was due to additional expenses associated with development, maintenance and marketing of our e-commerce site. During the twelve months ended September 30, 2000, we received net proceeds of $2,394,185 from the issuance of share capital. We advanced $200,222 to our major shareholder VHQ Entertainment Inc. during the fiscal year. During the twelve months ended September 30, 2000, we expended $195,967 on the purchase of capital assets, which included computer hardware and software, leasehold improvements and office furniture.

         At September 30, 2000, we had positive working capital of $1,908,174. This compares to September 30, 1999, when we had positive working capital $669,249.

PLAN OF OPERATION

         The e-commerce sales and distribution of filmed entertainment and music is very competitive. We face a number of competitors, with competition existing on a global basis. The main competitive factors are availability, price and service. Management continues to review and assess our competitors, and is continually vigilant for industry trends.

         The news media has been rife with reports of e-commerce failures, among them many of our competitors. However, overall Internet sales continue to increase as consumers become more comfortable with the security of the systems. We continue to believe that our strategy of being a `second wave' online company will allow us to take advantage of the tremendous number of online purchasers in our product categories - especially as our first-wave competition continues to experience financial trouble.

         To be successful, we must increase sales. To do this, we must rely on working capital and outside sources of capital to finance current operations and new marketing initiatives designed to drive additional traffic.

         We will continue to seek strategic alliances and acquisitions that will complement our existing business and overall corporate strategy as expressed in our business plan. We believe we are poised to implement key strategic initiatives that will include:

     o   increasing the number of music titles carried in Langara's inventory,
     o   adding DVD and key VHS titles to the Langara product mix,
     o   amending movie purchasing agreements to reduce product cost,
     o improving the data model and overall scalability of the e-commerce engine,
     o improving site capacity to seamlessly manage the planned increase in site traffic and sales volumes,
     o merging our three internet sites (MovieSource.com, VHQMusic.com and EntertainMe.com) into one brandable entertainment-focused supersite {EntertainMe.com (and EntertainMe.ca in Canada)},
     o   initiating new online marketing campaigns,
     o implementing new software to enable seamless B2B2C (Business to Business to Consumer) applications,
     o   obtaining new equity capital, and
     o adding strategic alliances to expand the reach of entertainment products.

         As of September 30, 2001, we had a working capital surplus of only $155,169.

         As a result, we will need external financing to implement our plan of operations. On July 3, 2001, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock from time to time for up to an aggregate of $10 million. This financing allows us to issue common stock at our discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon 92% of the current market prices at the time of each drawdown, or current market prices minus $0.15, whichever is lesser, and we may set a floor price for the shares at our discretion.

         There is no assurance that this financing arrangement will enable us to implement our long-term growth strategy. Accordingly, our sources of financing are uncertain if the desired proceeds from the investment agreement with Swartz are not obtained. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of attaining profitability, and the possible loss of your entire investment.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         At a shareholders' meeting held January 26, 2001, the shareholders of E-Trend Networks, Inc., then a private Nevada corporation, approved the election of KPMG LLP to audit the financial statements for the fiscal year ended September 30, 2001. E-Trend's Board of Directors recommended KPMG LLP because that firm was the existing certifying accountant for the company, which is now the parent company of E-Trend due to the acquisition described above. E-Trend did not consult KPMG regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on E-Trend's financial statements.

         Ernst & Young LLP had audited E-Trend's financial statements for the fiscal year ended September 30, 2000. The report of Ernst & Young did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors are:

        NAME                               AGE     POSITION
        Ayaz Kara                           41     President and Chief Executive Officer
        Mike Duszynski                      39     President, Langara Distribution
        Timothy J. Sebastian                36     General Counsel and Secretary
        Michael McKelvie                    49     Consultant
        Gregg C. Johnson                    36     Chairman and Director
        Trevor M. Hillman                   32     Director
        Len Voth                            54     Director

         Our directors are elected annually by our shareholders and our officers are appointed annually by our board of directors. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

         AYAZ KARA, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Kara has been our president and chief executive officer since November 28, 2001. He was the president of Rainbow Video from 1988 to September 1999, at which time VHQ Entertainment acquired Rainbow Video. Since September 1999, Mr. Kara has been the vice president, business development for VHQ. He became a director of VHQ in November 1999. Mr. Kara was trained in electronic engineering and adult learning.

         MIKE DUSZYNSKI, PRESIDENT, LANGARA DISTRIBUTION. Mr. Duszynski is a founder of Langara Distribution Inc., our subsidiary. E-Trend purchased Langara from Mr. Duszynski and his brother in January 2000. Langara Distribution was founded in April 1999. In addition to his responsibilities with Langara, he has owned and operated a music retail store in Calgary since September 1984. Mr. Duszynski has been the president of Diz Investment Ltd. since 1984. His store was named Canadian retail store of the year by the Canadian Country Music Association for eight years out of the past nine years as a result of excellent customer service and the best music selection in Calgary. Mr. Duszynski is a voting member of the Canadian Academy of Recording Arts and Sciences and the Canadian Country Music Association.

         TIMOTHY J. SEBASTIAN, GENERAL COUNSEL AND SECRETARY. Mr. Sebastian was appointed general counsel and secretary of VHQ Entertainment Inc. (TSE: VHQ) and E-Trend effective October 1, 2000. Mr. Sebastian graduated from the University of Alberta Law School in 1990. Mr. Sebastian articled, was an associate and then a partner with, the law firm of Bryan & Company in Edmonton and Calgary, Alberta, from July 1990 until October 2000. During his law career, Mr. Sebastian specialized in the areas of general corporate law, corporate finance, securities and intellectual property. Mr. Sebastian is also senior vice president, general counsel and corporate secretary for IROC Systems Corp. (CDNX: IRC) and corporate secretary for Chinook Testing Inc. (CDNX: NDT).

         MICHAEL MCKELVIE, CONSULTANT. Mr. McKelvie is the senior vice president, marketing and communications of VHQ Entertainment, and provides marketing and communication consulting services to E-Trend. He was senior vice president, marketing and communications of E-Trend until October 2001, at which time to took on that role at VHQ. He joined E-Trend from Blockbuster Canada & Universal Studios Home Video in May 2000. Mr. McKelvie helped pioneer the home video business in Canada and has held senior level marketing, sales and communications positions in the industry since it started in 1979. After serving as director, sales and marketing for Universal Studios Home Entertainment Canada in Toronto, Ontario, for 13 years from August 1977 to July 1989, he was the founding partner of EMG Media Inc., where he created and launched HOLLYWOOD@home(TM), a popular home video trade magazine. Mr. McKelvie served as president of EMG Media Inc., Oshawa, Ontario, from July 1989 to November 1997. EMG also created consumer promotions with such clients as Coca-Cola, Pepsi-Cola, Spalding, Alliance Home Entertainment and Petro-Canada. From November 1997 to April 2000, Mr. McKelvie served as senior marketing and communications manager for Blockbuster Canada Co. in Toronto, Ontario, where he managed marketing television campaigns and the creation and launch of WWW.BLOCKBUSTER.CA.

         GREGG C. JOHNSON, DIRECTOR. Mr. Johnson was the president and chief executive officer of E-Trend from July 1999 to March 2001. He has been a director since E-Trend's inception. He was the executive vice president of VHQ Entertainment since December 1997 and has been the president and chief operating officer of VHQ since November 2001. He has been a director of VHQ since December 1997. A graduate of Osgoode Hall Law School of York University in Toronto, Canada, Mr. Johnson brings international experience to E-Trend. In his law career, he specialized in the areas of international corporate finance, banking, and commercial and securities law. Mr. Johnson was called to the Alberta bar in 1989, entering private practice in Calgary, Alberta. He then moved to Japan and joined the Japanese law firm Aoki, Christensen & Nomoto in November 1989, and focused his practice on corporate finance, concentrating on Japanese equities and the Eurobond markets.

         In March 1991, Mr. Johnson joined the law office of Dr. Mujahid Al-Sawwaf in Jeddah, Saudi Arabia, and focused his practice on international banking, joint venture, construction, and commercial law matters. In November 1993, he joined The Tracker Corporation of Toronto, Ontario, a public company trading on the NASDAQ OTC market, where he was primarily responsible for legal, financing and public reporting matters.

         Since August 1995, Mr. Johnson has provided investment banking services with Summit Capital Corporation, and has been instrumental in securing seed capital for several start-up ventures. He was a past director of a number of public companies, including Merch Performance Inc. (CDNX: MRCH), Sat-Tel Corporation (CDNX: SAJ) and IROC Systems, Corp. (CDNX: IRC), and he currently is an officer of and holds directorships with several companies, including VHQ Entertainment Inc. (TSE: VHQ), Cervus Corporation (CDNX: CVC), and Chinook Testing Inc. (CDNX: NDT). Mr. Johnson is also a county councilor and Reeve for Red Deer County.

         TREVOR M. HILLMAN, DIRECTOR. Mr. Hillman has served as a director of E-Trend since July 1999. Mr. Hillman was the operations manager of Video View Ltd., a video rental business operating in Red Deer, Alberta, Canada, from 1983 to 1994. Mr. Hillman then provided consulting services to entertainment-based retail clients through TMH Holdings Ltd. from 1994 to 1997. Since mid-1997, he has been the president of Integrated Retail Corp., a home entertainment retailer, and in late 1997, became president, chief executive officer and director of VHQ Entertainment Inc. (formerly Video Headquarters Inc.) (TSE:
VHQ). Video Headquarters Inc. acquired Integrated Retail Corp. in 1998 and now operates 45 home entertainment retail stores in western Canada under the name VHQ Entertainment. Mr. Hillman is also a director of IROC Systems Corp. (CDNX:
IRC) and Chinook Testing Inc. (CDNX: NDT). Mr. Hillman is currently the chief executive officer and chairman of the board for VHQ.

         LEN VOTH, DIRECTOR. Mr. Voth has been a director since March 1999. Mr. Voth has held numerous computer and information systems technical and management positions at Chevron Standard Limited and British Columbia Hydro Authority throughout his career. When BC Hydro sold off its computer systems division to Westech Information Systems Ltd. in 1988, Mr. Voth assumed the position of marketing director for the new spin-off firm, holding this position for six years before the company was reacquired by BC Hydro. He has been Managing Consultant at Westech since January 1996, providing project management, consulting and advisory services for technology selection, contract services, marketing, and operations. Mr. Voth received a bachelor's degree in mathematics in 1970 from the University of British Columbia and a diploma in computer programming from McKay Technical Institute in 1968. He is a former director and active member of the Canadian Information Processing Society and has professional certifications as a Certified Data Processor (CDP), Information Systems Professional (ISP), and Computer Systems Professional (CSP). He has held board positions with the Better Business Bureau, mining companies, and provincial political constituencies.

CONFLICTS OF INTEREST

         Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Insofar as the officers and directors are engaged in other business activities, we anticipate they will devote only a minor amount of time to our affairs.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

         We do not have any standing audit, nominating, or compensation committees of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended September 30, 2001, the following persons were required to file reports under Section 16(a) of the Securities Exchange Act of 1934:

REPORTING PERSON                 DATE REPORT DUE            DATE REPORT FILED

Caroline G. Armstrong          Form 3 due 03/03/01              03/02/01
Howard A. Bolinger             Form 3 due 03/03/01              03/02/01
William G. Christie            Form 3 due 03/03/01              03/02/01
Roy T. Grant                   Form 3 due 03/03/01              03/02/01
Trevor M. Hillman              Form 3 due 03/03/01              03/02/01
Trevor M. Hillman              Form 4 due 06/10/01              07/03/01
Gregg C. Johnson               Form 3 due 03/03/01              03/02/01
Gregg C. Johnson               Form 4 due 04/10/01              04/05/01
Gregg C. Johnson               Form 4 due 05/10/01              05/09/01
Gregg C. Johnson               Form 4 due 06/10/01              07/03/01
Gregg C. Johnson               Form 4 due 08/10/01              08/06/01
Martin B. McDonough            Form 3 due 03/03/01              03/02/01
Michael D. McKelvie            Form 3 due 03/03/01              03/02/01
Paul J. Miller                 Form 3 due 03/03/01              03/02/01
Harley L. Sanderow             Form 3 due 03/03/01              03/02/01
Timothy J. Sebastian           Form 3 due 03/03/01              03/02/01
Timothy J. Sebastian           Form 4 due 06/10/01              06/11/01
Donald S. Spear                Form 3 due 03/03/01              03/02/01
VHQ Entertainment              Form 3 due 03/03/01              03/02/01
Len Voth                       Form 4 due 06/10/01              06/13/01

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information the remuneration of our chief executive officers for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                          LONG TERM COMPENSATION
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                           ANNUAL        STOCK     UNDERLYING      LTIP        ALL OTHER
    PRINCIPAL                                         COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS      COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)    TION($)         ($)       SARS (#)        ($)         TION($)
   Caroline G.      2001      $78,166        -0-          -0-          -0-           -0-          -0-          -0-
    Armstrong       2000    Cdn$79,182       -0-          -0-          -0-         75,000         -0-          -0-
 President & CEO
       (1)<F1>

Gregg C. Johnson    2001        -0-          -0-          -0-          -0-        100,000        -0-          -0-
  President (2)<F2> 2000     US$16,000       -0-      US$8,400(3)      -0-          -0-          -0-          -0-
                            Cdn$99,420
                    1999    Cdn$32,000       -0-       US$946(3)<F3>   -0-          -0-          -0-          -0-
------------------

(1)<F1>  Ms. Armstrong was the President and Chief Executive Officer from March 2001 to November 2001.
(2)<F2>  Mr. Johnson was the President and Chief Executive Officer from July 1999 through February 2001.
(3)<F3>  At the time, we paid Mr. Johnson a car allowance as part of his compensation.  We no longer pay this allowance.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                             NUMBER OF SECURITIES         PERCENT OF TOTAL
                            UNDERLYING OPTIONS/SARS    OPTIONS/SARS GRANTED TO   EXERCISE OR BASE PRICE
           NAME               GRANTED(#)               EMPLOYEES IN FISCAL YEAR          ($/SH)           EXPIRATION DATE
  Caroline G. Armstrong              -0-                          --                       --                   --

     Gregg C. Johnson              100,000                       30.8%                   $1.00               05/11/2011
---------------------------

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                        NUMBER OF SECURITIES
                                                                             UNDERLYING         VALUE OF UNEXERCISED
                          SHARES ACQUIRED ON                                UNEXERCISED             IN-THE-MONEY
         NAME                EXERCISE (#)        VALUE REALIZED ($)       OPTIONS/SARS AT         OPTIONS/SARS AT
                                                                        FISCAL YEAR END (#)     FISCAL YEAR END ($)

                                                                            EXERCISABLE/            EXERCISABLE/
                                                                           UNEXERCISABLE           UNEXERCISABLE

 Caroline G. Armstrong            -0-                    -0-               25,000/50,000              -0-/-0-

   Gregg C. Johnson               -0-                    -0-                100,000/-0-               -0-/-0-



         In May 2001, we issued 30,000 shares each to Gregg Johnson, Trevor Hillman, and Len Voth for directors' fees for the remainder of fiscal 2001, and issued 30,000 shares each to Gregg Johnson and Trevor Hillman for management fees for the remainder of fiscal 2001. Also in May 2001, we granted options to purchase 100,000 shares of our common stock to each of Gregg Johnson, Trevor Hillman, and Len Voth. The options are exercisable through May 11, 2011 at $1.00 per share.

         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. Directors are issued shares of common stock on an annual basis for their attendance at meetings. Although we offer a standard medical plan, we have no longer-term incentive or compensation plans. We anticipate offering some form of incentive-based monetary compensation in the future.

STOCK OPTION PLANS

         On January 26, 2001, our shareholders adopted a new stock option plan, under which an aggregate of 4,000,000 shares of common stock are reserved for issuance pursuant to the exercise of stock options. These options may be granted to our employees, officers, directors, and consultants. We may also make awards of restricted stock under this plan. Shares issued under this plan are "restricted" in the sense that they are subject to repurchase by us at cost during the vesting period. The options issued under our previous 2001 option plan were assumed under our new stock option plan.

         The plan is designed to (i) induce qualified persons to become employees, officers, or directors of us; (ii) reward such persons for past services to us; (iii) encourage such persons to remain in our employ or associated with us; and (iv) provide additional incentive for such persons to put forth maximum efforts for the success of our business. Transactions under the plan are intended to comply with all applicable provisions under the Securities Exchange Act of 1934. This plan will remain in effect until December 22, 2010, unless soon terminated by the Board of Directors.

         Our board of directors administers the plan and determines:

     o   who will be granted options or awards;
     o   when options or awards will be granted;
     o   the number of options or shares to be granted;
     o which options may be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, versus non-qualified options which are not intended to so qualify;
     o   the time or times when each option becomes exercisable;
     o   the duration of the exercise period for options;
     o the form or forms of the instruments evidencing options or awards granted under the plan;
     o   the purchase price of the shares issued under the plan;
     o the period or periods of time during which we will have a right to repurchase the shares; and
     o   the terms and conditions of such repurchase.

         The board may adopt, amend, and rescind such rules and regulations as in its opinion may be advisable for the administration of the plan. It may amend the plan without shareholder approval where such approval is not required to satisfy any statutory or regulatory requirements. The board also may construe the plan and the provisions in the instruments evidencing options granted under the plan to employee and officer participants. The board has the power to make all other determinations deemed necessary or advisable for the administration of the plan. The board may not adversely affect the rights of any participant without the consent of such participant.

         The plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations resulting in stock splits or combinations or exchanges of shares.

         The board may select participants in the plan from employees and officers of us and our subsidiaries and consultants to us and our subsidiaries. In determining the persons to whom options and awards will be granted and the number of shares to be covered by each option, the board will take into account the duties of the respective persons, their present and potential contributions to our success, and such other factors as the board deems relevant to accomplish the purposes of the plan.

         STOCK OPTIONS. Only employees of us and our subsidiaries, as the term "employee" is defined for the purposes of the Internal Revenue Code will be entitled to receive incentive stock options. The option price of any incentive stock option may be not less than 100% of the fair market value per share on the date of grant of the option; provided, however, that any incentive stock option granted under the plan to a person owning more than ten percent of the total combined voting power of the common stock will have an option price of not less than 110% of the fair market value per share on the date of grant of the incentive stock option. The exercise period of options granted under the plan may not exceed ten years from the date of grant thereof. Incentive stock options granted to a person owning more than ten percent of the total combined voting power of our common stock will be for no more than five years. Except in the case of options granted to disinterested directors who administer the plan, the board will have the authority to accelerate or extend the exercisability of any outstanding option at such time and under such circumstances as it, in its sole discretion, deems appropriate. However, no exercise period may be extended to increase the term of the option beyond ten years from the date of the grant.

         An option may not be exercised unless the optionee then is an employee, officer, or consultant of us or our subsidiaries, and unless the optionee has remained continuously as an employee, officer, or consultant since the date of grant of the option. If the optionee ceases to be an employee, officer, or consultant other than by reason of death, disability, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate three months after the date the optionee ceases to be an employee, officer or consultant. All options which are not vested to an optionee, under the conditions stated in this paragraph for which employment ceases, will immediately terminate on the date the optionee ceases employment or association.

         If an optionee dies while an employee, officer or consultant, or if the optionee's employment, officer, or consultant status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within one year after the date of death or disability of said optionee, by the optionee or by the optionee's estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

         Options granted under the plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order. Options may be exercised, during the lifetime of the optionee, only by the optionee and thereafter only by his legal representative. An optionee has no rights as a shareholder with respect to any shares covered by an option until the option has been exercised.

         Unless otherwise specified in an optionee's agreement, options granted under the plan will become vested with the optionee over the course of four years from date of grant under the following schedule: 25% upon the first anniversary of the option grant and the remaining 75% monthly over the following 36 months.

         RESTRICTED STOCK AWARDS. Shares issued under the plan will be evidenced by a written restricted stock purchase agreement between us and the participant. Shares issued under the plan are transferable only if the transferee agrees to be bound by all of the terms of the plan, including our right to repurchase the shares, and only if such transfer is permissible under federal and state securities laws. To facilitate the enforcement of the restrictions on transfer, the board may require the holder of the shares to deliver the certificate(s) for such shares to be held in escrow during the period of restriction.

         Unless otherwise specified in a participant's agreement, awards of shares issued under the plan will become vested with the participant over the course of four years from date of grant under the following schedule: 25% upon the first anniversary of the grant and the remaining 75% monthly over the following 36 months.

         OUTSTANDING OPTIONS. Upon our acquisition of E-Trend, we assumed E-Trend's outstanding stock options. As of September 30, 2001, there were 441,500 stock options outstanding under the plan


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of September 30, 2001:

        NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>              AMOUNT AND NATURE OF        PERCENT OF CLASS (2)<F2>
                                                                  BENEFICIAL OWNERSHIP
VHQ Entertainment                                                    2,000,000                        38.4%
6201 - 46th Avenue
Red Deer, AB T4N 6Z1 Canada

Sara Hallitex Corporation                                              500,000                         9.6%
4344 Promenade Way No. 102P
Marina del Rey, CA 90292-6281





        NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>              AMOUNT AND NATURE OF        PERCENT OF CLASS (2)<F2>
                                                                  BENEFICIAL OWNERSHIP

Gregg C. Johnson                                                       415,905 (3)<F3>                 7.8%
6201 - 46th Avenue
Red Deer, AB T4N 6Z1 Canada

Trevor M. Hillman                                                      410,000 (3)<F3>                 7.7%
46 Kirkwood Crescent
Red Deer, AB T4P 3F3 Canada

Len Voth                                                               194,660 (3)<F3>                 1.8%

Mike Duszynski                                                          57,400 (4)<F4>                 0.5%

Timothy J. Sebastian                                                    17,666 (5)<F5>                 0.3%

Ayaz Kara                                                               12,500                         0.2%

Michael McKelvie                                                         8,333 (6)<F6>                 0.1%

All officers and directors as a group  (6 persons)                   1,116,464 (7)<F7>                20.0%
---------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 5,212,702 shares of Common Stock outstanding as of September 30, 2001. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from September 30, 2001, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3>  Includes 100,000 shares issuable upon exercise of stock options.

(4)<F4> Includes 55,000 shares issuable upon exercise of common share purchase warrants held of record by Mr. Duszynski's wife.

(5)<F5>  Includes 16,666 shares issuable upon exercise of stock options.

(6)<F6>  Includes 8,333 shares issuable upon exercise of stock options.

(7)<F7>  Includes 379,999 shares issuable upon exercise of stock options.


         Messrs. Johnson and Hillman may be deemed to be "parents" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

         VHQ ENTERTAINMENT. We have advanced Cdn.$515,000 to VHQ. The loan bears interest at 8%, is unsecured, and has no fixed terms of repayment. This advance was to assist in the cash flow and development of VHQ, one of the major customers of Langara Distribution. At September 30, 2001, $166,349 was due.

         During the year ended September 30, 2001, we sold $1,052,713 of our products to VHQ, representing 49% of our total sales. These transactions were made in the normal course of business. At September 30, 2001, $229,346 was due from VHQ for product purchases.

         DIZ INVESTMENTS LTD. Mike Duszynski, the president of Langara Distribution, owns Diz Investments Ltd, which retails primarily music and video products. During the year ended September 30, 2001, we sold $58,503 of our products to Diz Investments in the normal course of business. At September 30, 2001, $632 was due from Diz Investments for product purchases.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    REGULATION
    S-B NUMBER                                                   EXHIBIT


       2.1          Agreement and Plan of Share Exchange (1)<F1>

       3.1          Certificate of Incorporation, as amended (2)<F2>

       3.2          Bylaws (2)<F2>

       10.1         Amended and Restated Investment Agreement with Swartz Private Equity, LLC (2)<F2>

       10.2         Amended and Restated Registration Rights Agreement with Swartz Private Equity, LLC (2)<F2>

       10.3         Amended Warrant to Purchase Common Stock issued to Swartz Private Equity, LLC (2)<F2>

       10.4         Proposed Form of Video One Canada Ltd. Business Agreement with Langara Distribution (2)<F2>(3)<F3>

        21          Subsidiaries of the registrant (2)<F2>
---------------

(1)<F1>  Incorporated by reference to the exhibits to the registrant's definitive proxy statement filed January 2, 2001.
(2)<F2>  Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-2, file number
         333-70184.
(3)<F3>  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.



Reports on Form 8-K: On July 16, 2001, the registrant filed a current report on Form 8-K disclosing, under Item 5. Other Event and Regulation FD Disclosure, information contained in a press release dated July 16, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        E-TREND NETWORKS, INC.



Date: December 21, 2001                 By: /s/ AYAZ KARA
                                           ------------------------------------
                                           Ayaz Kara, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                            TITLE                              DATE


                                        President, CEO (Principal Executive,
/s/ AYAZ KARA                           Financial, and Accounting Officer)           December 21, 2001
----------------------------------
Ayaz Kara



/s/ GREGG C. JOHNSON                    Director                                     December 21, 2001
----------------------------------
Gregg C. Johnson



/s/ TREVOR M. HILLMAN                   Director                                     December 21, 2001
----------------------------------
Trevor M. Hillman



                                        Director                                     December __, 2001
----------------------------------
Len Voth

                      Consolidated Financial Statements



                      E-TREND NETWORKS, INC.



                      Years ended September 30, 2001 and 2000

                      (Expressed in U.S. Dollars)

KPMG











INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
E-Trend Networks, Inc.



We have audited the consolidated balance sheet of E-Trend Networks, Inc. as of September 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Trend Networks, Inc. and its subsidiary company as of September 30, 2001, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered substantial losses and negative operating cash flow, which circumstance raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this circumstance are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/KPMG LLP


Chartered Accountants
Calgary, Canada

November 8, 2001

(except as to note 5(a) which is
as of December 5, 2001)

                          INDEPENDENT AUDITORS' REPORT





To the Stockholders of
E-Trend Networks, Inc.


We have audited the accompanying consolidated balance sheets of E-Trend Networks, Inc. and subsidiary (formerly The Moviesource.com Corp.) as at September 30, 2000 and 1999 and the related statements of operations and deficit, stockholders' equity and cash flows for the year ended September 30, 2000 and for the period from incorporation on April 29, 1999 to September 30, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Trend Networks, Inc. (and subsidiary) as at September 30, 2000 and the results of its operations and its cash flows for the year ended September 30, 2000 and for the period from incorporation on April 29, 1999 to September 30, 1999 in conformity with accounting principles generally accepted in the United States.


Calgary, Canada                                            /s/ Ernst & Young LLP
November 21, 2000                                          Chartered Accountants

E-TREND NETWORKS, INC.
Consolidated Balance Sheets

September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------

                                                                2001             2000
                                                            ------------     ------------

Assets

Current assets:
     Cash and cash equivalents                              $   112,524      $ 1,866,159
     Accounts receivable                                         47,083           63,290
     Due from related parties (note 5):
         VHQ Entertainment Inc.                                 229,346          207,716
         Diz Investments Ltd.                                       632            6,293
     Inventory                                                  229,320           40,344
     Prepaid expenses                                            47,302              773
                                                            ------------     ------------
                                                                666,207        2,184,575

Advances to VHQ Entertainment Inc. (note 5)                     166,349          231,709

Investment in VHQ Entertainment Inc. (note 6)                   129,699          232,382

Property and equipment (note 8)                                 348,495          266,641

Goodwill, net of accumulated amortization of $40,285            154,909          175,169
                                                            ------------     ------------
                                                            $ 1,465,659      $ 3,090,476
                                                            ============     ============

Liabilities and Stockholders' Equity

Current liabilities:
     Bank indebtedness (note 9)                             $   103,817      $    74,816
     Accounts payable and accrued liabilities                   407,221          201,585
                                                            ------------     ------------
                                                                511,038          276,401
Stockholders' equity:
     Share capital (note 10)                                    842,643            8,854
     Additional paid-in capital                               3,601,406        3,601,406
     Advance due from stockholder (note 10)                     (22,800)               -
     Deferred stock-based compensation                         (183,008)               -
     Deficit                                                 (3,232,899)        (866,495)
     Accumulated other comprehensive income (losses):
         Unrealized gain (loss) on investment (note 6)          (13,845)          89,102
         Cumulative translation adjustment                      (36,876)         (18,792)
                                                            ------------     ------------
                                                                954,621        2,814,075
Future operations (note 1)
Commitments (note 14)
                                                            ------------     ------------
                                                            $ 1,465,659      $ 3,090,476
                                                            ============     ============

See accompanying notes to consolidated financial statements.

On behalf of the Board:

(signed) Trevor M. Hillman           Director
-----------------------------------


(signed) Gregg C. Johnson            Director
-----------------------------------

E-TREND NETWORKS, INC.
Consolidated Statements of Operations

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------

                                                                2001             2000
Sales:
     Related parties (note 5)                               $ 1,111,216      $   615,143
     Unrelated parties                                        1,028,588           49,932
                                                            ------------     ------------
                                                              2,139,804          665,075

Cost of sales                                                 1,846,772          503,938
                                                            ------------     ------------
                                                                293,032          161,137

Operating expenses                                            2,378,112        1,010,133
Depreciation of capital assets                                   71,647           31,756
Amortization of goodwill                                         19,956           20,329
Interest and other income                                      (110,479)         (89,925)
Costs related to business combination (note 3)                  145,000                -
                                                            ------------     ------------
                                                              2,504,236          972,293

                                                            ------------     ------------
Net loss for the year                                       $(2,211,204)     $  (811,156)
                                                            ============     ============

Net loss per common share, basic (note 11)                  $     (0.45)     $     (0.10)
                                                            ============     ============

Weighted average common shares outstanding, basic             4,945,579        7,946,310
                                                            ============     ============



See accompanying notes to consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statements of Stockholders' Equity

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------

                                                                          COMMON SHARES               Additional         Advance
                                                                 ------------------------------         paid-In         due from
                                                                    Number            Amount             capital     stockholder
                                                                 ------------     -------------     ------------       ---------
Balance, September 30, 1999                                        6,850,000      $      6,850      $   774,225        $      -
   Issued in exchange for common shares of Langara Distribution
   Inc. (note 3)                                                     200,000               200          199,800               -
   Issued in exchange for investment in VHQ Entertainment Inc.
     (note 6)                                                        100,000               100          149,900               -
   Issued for cash                                                 1,618,734             1,619        2,395,732               -
   Issued in exchange for services provided                           85,000                85           84,915               -
   Share issue costs                                                       -                 -           (3,166)              -
   Net loss for the year                                                   -                 -                -               -
   Unrealized gain on investment                                           -                 -                -               -
   Foreign currency translation adjustment                                 -                 -                -               -
                                                                 ------------     -------------     ------------       ---------
Balance, September 30, 2000                                        8,853,734             8,854        3,601,406               -
   Issued in exchange for property and equipment                      30,000            30,000                -               -
                                                                 ------------     -------------     ------------       ---------
                                                                   8,883,734            38,854        3,601,406               -
=============================================================================
   Common shares of Cool Entertainment, Inc. at time of
     acquisition (note 3)                                         38,340,636        13,488,710                -               -
     Effect of 1:100 reverse stock split                         (37,957,305)                -                -               -
-----------------------------------------------------------------------------
                                                                     383,331
   Issued in exchange for common shares of Cool Entertainment,
     Inc. (note 3)                                                 4,439,371                 -                -               -
   Elimination of Cool Entertainment, Inc. share capital under
     reverse-take-over accounting                                          -       (13,488,710)               -               -
   Issued for settlement of notes payable (note 3)                    25,000            93,789                -               -
   Issued for settlement of notes payable (note 3)                    15,000            45,000                -               -
   Issued in exchange for fees and services provided                 253,680           481,992                -         (22,800)
   Issued for deferred stock-based compensation                       96,320           183,008                -               -
   Net loss for the year                                                   -                 -                -               -
   Charge for excess of consideration given over net book value
     (note 3)                                                              -                 -                -               -
   Unrealized loss on investment                                           -                 -                -               -
   Foreign currency translation adjustment                                 -                 -                -               -
                                                                 ------------     -------------     ------------       ---------
Balance, September 30, 2001                                        5,212,702      $    842,643      $ 3,601,406        $(22,800)
                                                                 ============     =============     ============       =========

                                                                                               Unrealized                      Total
                                                                   Deferred                          gain    Cumulative       stock-
                                                                stock-based                     (loss) on   translation     holders'
                                                               compensation       Deficit      investment    adjustment       equity
                                                                 ----------   -----------      ----------   ---------  -------------
Balance, September 30, 1999                                      $       -    $   (55,339)     $       -    $      -   $    725,736
   Issued in exchange for common shares of Langara Distribution
   Inc. (note 3)                                                         -              -              -           -        200,000
   Issued in exchange for investment in VHQ Entertainment Inc.
     (note 6)                                                            -              -              -           -        150,000
   Issued for cash                                                       -              -              -           -      2,397,351
   Issued in exchange for services provided                              -              -              -           -         85,000
   Share issue costs                                                     -              -              -           -         (3,166)
   Net loss for the year                                                 -       (811,156)             -           -       (811,156)
   Unrealized gain on investment                                         -              -         89,102           -         89,102
   Foreign currency translation adjustment                               -              -              -     (18,792)       (18,792)
                                                                 ----------   ------------     ----------   ---------  -------------
Balance, September 30, 2000                                              -       (866,495)        89,102     (18,792)     2,814,075
   Issued in exchange for property and equipment                         -              -              -           -         30,000
                                                                 ----------   ------------     ----------   ---------  -------------
                                                                         -       (866,495)        89,102     (18,792)     2,844,075
=================================================================
   Common shares of Cool Entertainment, Inc. at time of
     acquisition (note 3)                                                -              -              -           -     13,488,710
     Effect of 1:100 reverse stock split                                 -              -              -           -              -
-----------------------------------------------------------------

   Issued in exchange for common shares of Cool Entertainment,
     Inc. (note 3)                                                       -              -              -           -              -
   Elimination of Cool Entertainment, Inc. share capital under
     reverse-take-over accounting                                        -              -              -           -    (13,488,710)
   Issued for settlement of notes payable (note 3)                       -              -              -           -         93,789
   Issued for settlement of notes payable (note 3)                       -              -              -           -         45,000
   Issued in exchange for fees and services provided                     -              -              -           -        459,192
   Issued for deferred stock-based compensation                   (183,008)             -              -           -              -
   Net loss for the year                                                 -     (2,211,204)             -           -     (2,211,204)
   Charge for excess of consideration given over net book value
     (note 3)                                                            -       (155,200)             -           -       (155,200)
   Unrealized loss on investment                                         -              -       (102,947)          -       (102,947)
   Foreign currency translation adjustment                               -              -              -     (18,084)       (18,084)
                                                                 ----------   ------------     ----------   ---------  -------------
Balance, September 30, 2001                                      $(183,008)   $(3,232,899)     $ (13,845)   $(36,876)  $    954,621
                                                                 ==========   ============     ==========   =========  =============









See accompanying notes to consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statements of Cash Flows

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------

                                                                2001             2000
Cash provided by (used in):

Operating activities:
     Net loss for the year                                  $(2,211,204)     $  (811,156)
     Add items not involving cash:
         Shares issued in exchange for services                 481,992                -
         Depreciation of capital assets                          71,647           31,756
         Unrealized foreign exchange loss                        (8,351)               -
         Amortization of goodwill                                19,956           20,329
     Net changes in non-cash working capital:
         Accounts receivable                                     16,207          (66,286)
         Due from related parties                               (15,969)        (207,716)
         Inventory                                             (188,976)         (40,344)
         Prepaid expenses                                       (46,529)          44,287
         Accounts payable and accrued liabilities               205,636          183,765
                                                            ------------     ------------
                                                             (1,675,591)        (845,365)

Financing activities:
     Increase in bank indebtedness                               29,001           74,816
     Decrease (increase) in advances to
       VHQ Entertaiment Inc                                      65,360         (200,222)
     Net proceeds from issue of share capital                         -        2,394,185
                                                            ------------     ------------
                                                                 94,361        2,268,779

Investing activities:
     Business combination (note 3)                              (23,000)               -
     Purchase of property and equipment                        (149,405)        (195,967)
                                                            ------------     ------------
                                                               (172,405)        (195,967)

                                                            ------------     ------------
Increase (decrease) in cash and cash equivalents             (1,753,635)       1,227,447

Cash and cash equivalents, beginning of year                  1,866,159          638,712
                                                            ------------     ------------
Cash and cash equivalents, end of year                      $   112,524      $ 1,866,159
                                                            ============     ============

Supplemental disclosures:
   Interest paid                                            $    17,350      $    14,001
   Taxes paid                                               $         -      $         -
                                                            ============     ============


See accompanying notes to consolidated financial statements.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------


1.   FUTURE OPERATIONS:

     These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     The Company has suffered substantial losses and negative operating cash flow from inception through to September 30, 2001. Management's plans to deal with this circumstances include (a) active pursuit of new debt and/or equity financing, (b) ongoing actions to expand the Company's customer base and the general growth of its revenue volume, (c) active pursuit of the sale of the Company's investment in VHQ Entertainment Inc.; and (d) continuing constraint of costs and thus the conservation of cash resources.

     The application of the going concern concept is dependent upon the Company's ability to generate future positive operating cash flows, to secure additional financing and to maintain the continued support of its creditors. Management believes the going concern assumption to be appropriate. If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of assets, liabilities and stockholders' equity and in the balance sheet classifications used.


2.   BASIS OF PRESENTATION:

     The Company was incorporated as The Moviesource.com Corp. under the Business Corporations Act (Nevada) on April 29, 1999 and changed its name to E-Trend Networks, Inc. effective February 10, 2000. Reference is made to note 3 regarding further corporate developments.

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, including all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the consolidated balance sheets at September 30, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended.

     The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiary, Langara Distribution Inc., an Alberta, Canada corporation.


3.   BUSINESS COMBINATIONS:

     (a) Cool Entertainment, Inc.:

         Effective February 21, 2001 an arrangement was completed between the Company and Cool Entertainment, Inc. ("Cool") whereby the Company's stockholders exchanged all of their common shares for 4,439,371 common shares of Cool. In connection with the transaction the Company also acquired associated assets for cash and common shares.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, Page 2

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------


3.   BUSINESS COMBINATIONS (CONTINUED):

     (a) Cool Entertainment, Inc. (continued):

         Following the acquisition, the former shareholders of the Company held a majority of the total issued and outstanding common shares of Cool; the Company was thereby deemed to be the acquirer. Accordingly, the transaction has been accounted for as a reverse-take-over using the purchase method whereby the assets and liabilities of Cool have been recorded at their fair market values and the operating results of Cool have been included in the Company's financial statements from the effective date of the purchase. The fair values of the net assets acquired is equal to their book values.

         As Cool was a non-operating public shell prior to the combination, no goodwill has been recognized and the excess of the consideration paid over the fair value of the identifiable assets acquired has been charged to stockholders' equity.

--------------------------------------------------------------------------------

         Net book value of assets acquired:
           Property and equipment of Cool, at book value                              $  10,940
           Assets acquired in associated transactions                                    68,000
           Less working capital deficiency                                              (72,351)
                                                                                      ----------
                                                                                      $   6,589
                                                                                      ==========

         Assigned value of 4,439,371 common shares issued in exchange
           for common shares of Cool                                                  $       -
         Settlement of liability assumed by the issue of 25,000 common shares            93,789
         Issue of 15,000 common shares on the acquisition of associated assets           45,000
         Cash paid on the acquisition of associated assets                               23,000
                                                                                      ----------
                                                                                        161,789

         Less excess of consideration given over net book value of assets acquired     (155,200)
                                                                                      ----------
                                                                                      $   6,589
                                                                                      ==========



        Costs of $145,000 related to the acquisition were charged to operations as they were in excess of the cash received on the business combination.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, Page 3

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------


     3.  BUSINESS COMBINATIONS (CONTINUED):

     (a) Cool Entertainment, Inc. (continued):

         Other transactions relating to the foregoing arrangement, and integral thereto, were as follows:

           (i) Change of the Company's name from Cool Entertainment, Inc. to E-Trend Networks, Inc.;

          (ii) Re-domestication of the Company to the State of Delaware from the State of Nevada;

         (iii)  Reverse stock split of 1-for-100 common shares;

          (iv) Continuance, on an equivalent basis, of all of the unexpired and unexercised outstanding stock options and warrants of the former E-Trend company under the same terms and conditions;

           (v)  Cancellation of all of the outstanding warrants of Cool;

          (vi) Settlement of a note payable of $93,789 to Fictional Media Inc., a company controlled by stockholders of Cool, by way of the issuance of 25,000 common shares; and

         (vii) Cash payment of $23,000 and the issuance of a promissory note of $45,000 by E-Trend to Fictional Media Inc. in exchange for property and equipment, subsequently settled by way of the issuance of 15,000 common shares.

     (b) Langara Distribution Inc.:

         Effective January 1, 2000 the Company acquired all of the issued and outstanding shares of Langara Distribution Inc. ("Langara") in exchange for consideration of 200,000 common shares, valued of the Company at $1.00 per share plus 200,000 share purchase warrants. The ascribed value of this transaction was $200,000 with no value being ascribed to the warrants. The acquisition was accounted for by the purchase method allocating the entire purchase price to goodwill. The operating results of Langara are included in the consolidated statements of operations from the date of acquisition.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, Page 4

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------


4.   SIGNIFICANT ACCOUNTING POLICIES:

     The presentation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.

     (a) Cash equivalents:

         The Company considers cash invested in money market funds with a maturity of ninety days or less, amounting to $1,812,301 at September 30, 2000, to be cash equivalents.

     (b) Inventory:

         Inventory is carried at the lower of cost and net realizable value.

     (c) Investment:

         The investment is in publicly-traded equity securities and is recorded at quoted market value. Unrealized gains and losses are reflected in other comprehensive income.

     (d) Capital assets:

         Capital assets are recorded at cost. Depreciation is provided on a basis and at rates designed to depreciate the cost of the assets over their estimated useful lives as follows:

-------------------------------------------------------------------------------
         Assets                                  Basis                   Rates
-------------------------------------------------------------------------------

         Computer software         Declining-balance                       20%
         Computer hardware         Declining-balance                       30%
         Furniture and fixtures    Declining-balance                       10%
         Leasehold improvements    Straight-line            Over term of lease
-------------------------------------------------------------------------------


         Computer software includes the cost of software purchased. No internal costs have been capitalized related to software development.

     (e) Goodwill:

         Goodwill is recorded at cost and is being amortized on a straight-line basis over ten years. The recoverability of goodwill is assessed periodically based on management's estimates of undiscounted future operating income arising from the acquired business to which the goodwill relates.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, Page 5

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------


4.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (f) Revenue recognition:

         Revenue is derived entirely from product sales and is recognized on delivery of the product. Wholesale sales are subject to potential returns by the customer; however any such returns can be passed back to the Company's supplier. Sales returns from retail customers are not significant.

         Revenue includes shipping charges billed to customers, which charges are based substantially on third-party shipping costs incurred.

     (g) Stock-based compensation:

         The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost is recognized in the accounts as all options to date have been granted with an exercise price that is higher than the prevailing market price.

     (h) Income taxes:

         Income taxes are computed using the liability method. Under this method, future income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of future income tax assets is limited to amounts considered by management to be more likely that not of realization in future periods.

     (i) Advertising costs:

         Advertising costs are expensed as incurred.

     (j) Computation of per share amounts:

         Basic per share amounts are computed by dividing the earnings or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consists of incremental common shares issuable upon the exercise of stock options or share purchase warrants.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, Page 6

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------


4.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (k) Foreign currency translation:

         The functional currency of the Company and its subsidiary is the Canadian dollar. Accordingly, all assets and liabilities are translated into United States dollars at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of the financial statements of the Company are recorded in a "Cumulative Translation Adjustment" account in stockholders' equity.

         Transactions denominated in other than Canadian dollars are translated at the exchange rate on the transaction date. Monetary assets and liabilities denominated in other than Canadian dollars are translated at the exchange rate in effect of the balance sheet date. The resulting exchange gains and losses on these items are included in operations.

     (l) Presentation of information for fiscal 2000:

         Certain information for the year ended September 30, 2000 has been reclassified to conform with the financial statement presentation adopted for fiscal 2001.


5.   RELATED PARTY TRANSACTIONS AND ECONOMIC DEPENDENCE:

     (a) VHQ Entertainment Inc.:

         VHQ Entertainment Inc. ("VHQ") represents the Company's major stockholder. The advances to VHQ, totaling $166,349 at September 30, 2001 ($231,709 at September 30, 2000), bear interest at 8%, are unsecured and have no fixed terms of repayment. For the year ended September 30, 2001 the Company accrued interest income on these amounts of $25,684 (2000 - $17,056). By December 5, 2001 the advances had been fully paid.

         During the year ended September 30, 2001 the Company sold $1,052,713 (2000 - $608,305) of its products to VHQ, representing 49% of total sales (2000 - 91.5%). These transactions are considered to be in the normal course of business and are measured at the exchange amount, being the amount of consideration established and agreed to by the related parties. The current amount due from VHQ of $229,346 (2000 - $207,716) relates to such sales.

     (b) Diz Investments Ltd.:

         During the year ended September 30, 2001 the Company sold $58,503 (2000
         - $6,838) of its products to Diz Investments Ltd., a company owned by two of the Company's stockholders. These transactions are considered to be in the normal course of business and are measured at the exchange amount, being the amount of consideration established and agreed to by the related parties.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, Page 7

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------


6.   INVESTMENT:

     On January 21, 2000 the Company purchased 99,900 common shares of VHQ Entertainment Inc., a publicly-traded Canadian company, in exchange for 100,000 pre-consolidation shares of the Company at an assigned value of $150,000. The status of this investment at September 30, 2001 is as follows:

================================================================================
                                             Translated   Unrealized    Recorded
                                             cost basis         loss       basis
--------------------------------------------------------------------------------

     VHQ Entertainment Inc. common shares      $143,544      $13,845    $129,699
================================================================================


     Management believes the unrealized loss on investment to be temporary.


7.   FINANCIAL INSTRUMENTS:

     Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, amounts due from related parties, an investment in VHQ Entertainment Inc. and accounts payable and accrued liabilities. At September 30, 2001 and 2000 there were no significant differences between the carrying values of these instruments and their estimated fair values.

     The only financial instruments of the Company that are presently exposed to concentration of credit risk are those related to VHQ Entertainment Inc.


8.   PROPERTY AND EQUIPMENT:

================================================================================
                                               Accumulated        Net book
     September 30, 2001            Cost        amortization        value
--------------------------------------------------------------------------------

     Computer software             $251,902       $66,830        $185,072
     Computer hardware              120,466        25,289          95,177
     Furniture and fixtures          31,681         2,321          29,360
     Leasehold improvements          43,753         4,867          38,886

--------------------------------------------------------------------------------
                                   $447,802       $99,307        $348,495
================================================================================

     September 30, 2000
--------------------------------------------------------------------------------

     Computer software             $232,938       $25,607        $207,331
     Computer hardware               31,718         4,468          27,250
     Furniture and fixtures           8,196           404           7,792
     Leasehold improvements          25,545         1,277          24,268

--------------------------------------------------------------------------------
                                   $298,397       $31,756        $266,641
================================================================================

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, Page 8

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------


9.   BANK INDEBTEDNESS:

     The Company has a line of credit of $150,000 Canadian. Drawings bear interest at prime plus 1/4% and are secured by a $150,000 Canadian deposit included in cash and cash equivalents.


10.  SHARE CAPITAL:

     (a) Authorized capital:

         Effective April 20, 2001 the Company's stockholders approved a change to the Company's authorized share capital, from 20,000,000 preferred shares with a par value of $0.001 per share and 80,000,000 common shares with a par value of $0.0001 per share to 1,000,000 preferred shares with a par value of $0.0001 per share and 20,000,000 common shares with a par value of $0.0001 per share.

     (b) Advance due from stockholder:

         The advance due from a stockholder relates to the purchase of common shares of the Company. The subject shares serve as security for the advance.

     (c) Options:

         The Company is authorized to grant options to employees, officers and directors, options to purchase up to 4,000,000 common shares. The following table details the options outstanding at September 30, 2001:

==================================================================================
                                                                          Weighted
                                                                           average
                                                            Number of     exercise
                                                        options granted      price
----------------------------------------------------------------------------------
         Outstanding at September 30, 1999 and 2000        1,438,000         $1.99
           Cancelled                                        (996,500)        $1.99
==================================================================================
         Outstanding at September 30, 2001                   441,500         $1.93
==================================================================================
         Exercisable at September 30, 2001                   374,833         $1.56
==================================================================================

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, Page 9

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------

10.  SHARE CAPITAL (CONTINUED):

     (c) Options (continued):

         The fair  value of these  options  was  estimated  at the date of grant
         using  the  Black-Scholes   option-pricing  model  with  the  following
         weighted-average assumptions:

================================================================================
                                                            2001        2000
--------------------------------------------------------------------------------

         Risk-free interest rate                            7.5%       7.50%
         Dividend yield                                       0%          0%
         Volatility factors of expected market price        100%        100%
         Weighted-average expected life                   1 year     2 years
================================================================================

         The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the valuation model calculates the expected stock price volatility based on highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average value of options granted in 2000 was $0.73. There were no new options granted in 2001.

         Pro forma disclosures of net loss and net loss per common share are presented below as if the Company had adopted the cost recognition requirements under FAS 123. The compensation cost for the stock-based compensation was approximately $215,000.

         ==============================================================================
                                                                    2001           2000
         ------------------------------------------------------------------------------
         Net loss for the year                As reported     $2,211,204     $  811,156
                                                Pro forma     $2,211,204     $1,859,456
         Basic net loss per common share      As reported     $     0.45     $     0.10
                                                Pro forma     $     0.45     $     0.23
         ==============================================================================


     (d) Warrants:

         There were 100,000 common share purchase warrants outstanding at September 30, 2001. Each warrant entitles the holder to purchase one common share of the Company for $4 up to April 20, 2002. These warrants were issued in connection with the acquisition of Langara Distribution Inc.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, Page 10

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------

10.  SHARE CAPITAL (CONTINUED):

     (e) Financing agreement:

         On July 3, 2001 the Company executed an equity financing agreement with a U.S.-based corporation. Under the agreement the Company can, under certain conditions, put common shares to the investor to a maximum of $10 million over a three-year period. The required regulatory approval of this agreement is pending.


11.  LOSS PER SHARE:

     ================================================================================
                                                                  2001           2000
     --------------------------------------------------------------------------------
     Net loss for the year                                  $2,211,204     $  811,156
     Weighted average number of common shares outstanding    4,945,579      7,946,310
     --------------------------------------------------------------------------------
     Net loss per common share, basic                       $     0.45     $     0.10
     ================================================================================


12.  INCOME TAXES:

     The income tax benefit differs from the amount computed by applying the combined Canadian federal and provincial statutory tax rate to the loss before income taxes for the following reasons:

     ==========================================================================
                                                             2001          2000
     --------------------------------------------------------------------------

     Income tax benefit at combined statutory rate
         (42.62%; 2000 - 44.62%)                       $ 942,415     $ 373,714
     Benefit of future tax assets not recognized        (942,415)     (373,714)
     --------------------------------------------------------------------------
     Income tax benefit                                $       -     $       -
     ==========================================================================


     Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's net future income tax asset are as follows:

     ===========================================================================
                                                 2001                 2000
     ---------------------------------------------------------------------------
     Non-capital loss carryforwards      $   999,821            $ 371,374
     Capital assets                           46,967               17,961
     ---------------------------------------------------------------------------
                                           1,046,788              389,335

     Valuation allowance                  (1,046,788)            (389,335)
     ---------------------------------------------------------------------------
     Future income tax asset             $         -            $       -
     ===========================================================================

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, Page 11

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------

13.  SEGMENTED INFORMATION:

     The Company has identified two segments of its operations:

     (a) E-Trend Networks, Inc. - is a retail distributor of entertainment products through an on-line "e-tail" site, "EntertainMe.com".


     (b) Langara Distribution Inc. - provides fulfillment services to the Company's "e-tail" site and to third-party e-commerce businesses, as well as wholesale products to traditional retailers.

     ==========================================================================================================
                                                                             Inter-segment
     September 30, 2001                   E-Trend             Langara          elimination                Total
     ----------------------------------------------------------------------------------------------------------
     Revenue                         $   898,758           $1,515,119           $(274,073)         $ 2,139,804
     Expenses                          3,083,565            1,541,516            (274,073)           4,351,008
     ----------------------------------------------------------------------------------------------------------
     Net loss                        $ 2,184,807           $   26,397                              $ 2,211,204
     ----------------------------------------------------------------------------------------------------------
     Capital expenditures            $   138,292           $   11,113           $       -          $   149,405
     ==========================================================================================================
     September 30, 2000
     ---------------------------------------------------------------------------------------------------------
     Revenue                         $    23,356           $  661,719           $ (20,000)         $   665,075
     Expenses                            919,905              576,326             (20,000)           1,476,231
     ----------------------------------------------------------------------------------------------------------
     Net income (loss)               $  (896,549)          $   85,393                              $  (811,156)
     ----------------------------------------------------------------------------------------------------------
     Capital expenditures            $   181,605           $   14,362           $       -          $   195,967
     ==========================================================================================================

     ==========================================================================================================
     September 30, 2001                                       E-Trend             Langara                Total
     ----------------------------------------------------------------------------------------------------------
     Current assets                                        $  301,317           $ 364,890          $   666,207
     Other assets                                             450,957                   -              450,957
     Property and equipment                                   328,375              20,120              348,495
     ----------------------------------------------------------------------------------------------------------
                                                           $1,080,649           $ 385,010          $ 1,465,659
     ==========================================================================================================


     Due to its business relationship with E-Trend, Langara offers preferential pricing to E-Trend.

E-TREND NETWORKS, INC.
Notes to Consolidated Financial Statements, Page 12

Years ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------

14.  COMMITMENTS:

     The Company is committed to the following payments under various leases and/or other contracts:

     ==========================================================================
     2001                                                              $ 29,399
     2002                                                               106,936
     2003                                                                37,655
     2004                                                                23,784
     --------------------------------------------------------------------------
                                                                       $197,774
     ==========================================================================


15.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

     In July 2001 the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 142 effective January 1, 2002.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities, to its carrying amount, both of which would be measured as of the date of adoption. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $147,250, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $19,956 for the year ended September 30, 2001 (2000 - $20,329). Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.