Form 10QSB
period 2001-12-31
WILMINGTON REXFORD INC
filed 2002-02-19
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT
         For the transition period from _________________ to ________________


                         Commission file number 0-28879


                            WILMINGTON REXFORD, INC.
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


                             E-TREND NETWORKS, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:


           5,212,702 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                DECEMBER 31, 2001


  Transitional Small Business Disclosure Format (check one); Yes    No   X

E-TREND NETWORKS, INC.
Consolidated Balance Sheets

(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------
                                                               December 31,        September 30,
                                                                       2001                 2001
-------------------------------------------------------------------------------------------------
                                                                (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                  $   145,469          $   112,524
     Accounts receivable                                             71,105               47,083
     Due from related parties (note 4):
         VHQ Entertainment Inc.                                     339,488              229,346
         Diz Investments Ltd.                                         2,383                  632
     Inventory                                                      261,822              229,320
     Prepaid expenses                                                43,898               47,302
-------------------------------------------------------------------------------------------------
                                                                    864,165              666,207

Advances to VHQ Entertainment Inc. (note 4)                              -               166,349

Investment in VHQ Entertainment Inc. (note 5)                       132,267              129,699

Property and equipment (note 7)                                     327,468              348,495

Goodwill, net of accumulated amortization of $45,132                148,777              154,909

-------------------------------------------------------------------------------------------------
                                                                $ 1,472,677          $ 1,465,659
=================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Bank indebtedness (note 8)                                 $    74,480          $   103,817
     Accounts payable and accrued liabilities                       587,719              407,221
     Deferred revenue                                                16,687                    -
-------------------------------------------------------------------------------------------------
                                                                    678,886              511,038

Stockholders' equity:
     Share capital (note 9)                                         842,643              842,643
     Additional paid-in capital (note 9(b))                       3,601,406            3,601,406
     Advance due from stockholder (note 9)                          (22,800)             (22,800)
     Deferred stock-based compensation                              (85,508)            (183,008)
     Deficit                                                     (3,470,175)          (3,232,899)
     Accumulated other comprehensive income (losses):
         Unrealized loss on investment (note 5)                      (9,746)             (13,845)
         Cumulative translation adjustment                          (62,029)             (36,876)
-------------------------------------------------------------------------------------------------
                                                                    739,791              954,621
Future operations (note 1)

-------------------------------------------------------------------------------------------------
                                                                $ 1,472,677          $ 1,465,659
=================================================================================================

See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statements of Operations

Three months ended December 31, 2001 and 2000
(Expressed in U.S. Dollars)
(Unaudited)

=================================================================================================
                                                                       2001                 2000
-------------------------------------------------------------------------------------------------
Sales:
     Related parties (note 4)                                   $   378,229          $   207,410
     Unrelated parties                                              368,028              247,107
-------------------------------------------------------------------------------------------------
                                                                    746,257              454,517

Cost of sales                                                       637,493              397,187
-------------------------------------------------------------------------------------------------
                                                                    108,764               57,330

Operating expenses                                                  324,091              502,436
Depreciation of capital assets                                       18,190               10,226
Amortization of goodwill                                              4,847                3,332
Interest and other expense (income)                                  (1,088)             (43,222)

-------------------------------------------------------------------------------------------------
Net loss for the period                                         $  (237,276)         $  (415,442)
=================================================================================================

Net loss per common share, basic (note 10)                      $     (0.05)         $    (0.09)
=================================================================================================

Weighted average common shares outstanding, basic                 5,212,702            4,822,701
=================================================================================================


See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statements of Stockholders' Equity

(Expressed in U.S. Dollars)
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                         COMMON SHARES           Additional       Advance
                                                                  ----------------------------      paid-In      due from
                                                                        Number          Amount      capital   stockholder
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                         8,853,734    $      8,854    $3,601,406     $      -
   Issued in exchange for property and equipment                       30,000          30,000             -            -
                                                                  -------------------------------------------------------
                                                                    8,883,734          38,854     3,601,406            -
==============================================================================

   Common shares of Cool Entertainment, Inc. at time of
     acquisition (note 3)                                          38,340,636      13,488,710             -            -
     Effect of 1:100 reverse stock split                          (37,957,305)              -             -            -
------------------------------------------------------------------------------
                                                                      383,331
   Issued in exchange for common shares of E-Trend Networks,
     Inc. (note 3)                                                  4,439,371               -             -            -
   Elimination of Cool Entertainment, Inc. share capital under
     reverse-take-over accounting                                           -     (13,488,710)            -            -
   Issued for settlement of notes payable (note 3)                     25,000          93,789             -            -
   Issued for settlement of notes payable (note 3)                     15,000          45,000             -            -
   Issued in exchange for fees and services provided                  253,680         481,992             -      (22,800)
   Issued for deferred stock-based compensation                        96,320         183,008             -            -
   Net loss for the year                                                    -               -             -            -
   Charge for excess of consideration given over net book value
     (note 3)                                                               -               -             -            -
   Unrealized loss on investment                                            -               -             -            -
   Foreign currency translation adjustment                                  -               -             -            -
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                                         5,212,702         842,643     3,601,406      (22,800)
   Net loss for the period                                                  -               -             -            -
   Amortization of deferred stock-based compensation                        -               -             -            -
   Unrealized gain on investment                                            -               -             -            -
   Foreign currency translation adjustment                                  -               -             -            -
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                          5,212,702    $    842,643    $3,601,406     $(22,800)
=========================================================================================================================


----------------------------------------------------------------------------------------------------------------
                                                                         Deferred                     Unrealized
                                                                      stock-based                    gain (loss)
                                                                     compensation        Deficit   on investment
----------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                            $       -    $  (866,495)      $  89,102
   Issued in exchange for property and equipment                               -              -               -
                                                                  ----------------------------------------------
                                                                               -       (866,495)         89,102
==================================================================

   Common shares of Cool Entertainment, Inc. at time of
     acquisition (note 3)                                                      -              -               -
     Effect of 1:100 reverse stock split                                       -              -               -
------------------------------------------------------------------

   Issued in exchange for common shares of E-Trend Networks,
     Inc. (note 3)                                                             -              -               -
   Elimination of Cool Entertainment, Inc. share capital under
     reverse-take-over accounting                                              -              -               -
   Issued for settlement of notes payable (note 3)                             -              -               -
   Issued for settlement of notes payable (note 3)                             -              -               -
   Issued in exchange for fees and services provided                           -              -               -
   Issued for deferred stock-based compensation                         (183,008)             -               -
   Net loss for the year                                                       -     (2,211,204)              -
   Charge for excess of consideration given over net book value
     (note 3)                                                                  -       (155,200)              -
   Unrealized loss on investment                                               -              -        (102,947)
   Foreign currency translation adjustment                                     -              -               -
----------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                                             (183,008)    (3,232,899)        (13,845)
   Net loss for the period                                                     -       (237,276)              -
   Amortization of deferred stock-based compensation                      97,500              -               -
   Unrealized gain on investment                                               -              -           4,099
   Foreign currency translation adjustment                                     -              -               -
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                             $ (85,508)   $(3,470,175)      $  (9,746)
================================================================================================================




------------------------------------------------------------------------------------------------
                                                                      Cumulative           Total
                                                                     translation   stockholders'
                                                                      adjustment          equity
------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                            $(18,792)   $  2,814,075
   Issued in exchange for property and equipment                              -          30,000
                                                                  ------------------------------
                                                                        (18,792)      2,844,075
==================================================================

   Common shares of Cool Entertainment, Inc. at time of
     acquisition (note 3)                                                     -      13,488,710
     Effect of 1:100 reverse stock split                                      -               -
------------------------------------------------------------------

   Issued in exchange for common shares of E-Trend Networks,
     Inc. (note 3)                                                            -               -
   Elimination of Cool Entertainment, Inc. share capital under
     reverse-take-over accounting                                             -     (13,488,710)
   Issued for settlement of notes payable (note 3)                            -          93,789
   Issued for settlement of notes payable (note 3)                            -          45,000
   Issued in exchange for fees and services provided                          -         459,192
   Issued for deferred stock-based compensation                               -              -
   Net loss for the year                                                      -      (2,211,204)
   Charge for excess of consideration given over net book value
     (note 3)                                                                 -        (155,200)
   Unrealized loss on investment                                              -        (102,947)
   Foreign currency translation adjustment                              (18,084)        (18,084)
------------------------------------------------------------------------------------------------
Balance, September 30, 2001                                             (36,876)        954,621
   Net loss for the period                                                    -        (237,276)
   Amortization of deferred stock-based compensation                          -          97,500
   Unrealized gain on investment                                              -           4,099
   Foreign currency translation adjustment                              (25,153)        (25,153)
------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                             $(62,029)   $    793,791
================================================================================================

See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Consolidated Statements of Cash Flows

Three months ended December 31, 2001 and 2000
(Expressed in U.S. Dollars)
(Unaudited)

=================================================================================================
                                                                       2001                 2000
-------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
     Net loss for the period                                      $(237,276)         $  (415,442)
     Add items not involving cash:
         Amortization of deferred stock-based compensation           97,500                    -
         Unrealized foreign exchange                                (19,500)               9,326
         Depreciation of capital assets                              18,190               10,226
         Amortization of goodwill                                     4,847                3,332
     Net changes in non-cash working capital:
         Accounts receivable                                        (24,022)            (243,809)
         Due from related parties                                  (111,893)             214,009
         Inventory                                                  (32,502)             (63,724)
         Prepaid expenses                                             3,404               (4,222)
         Accounts payable and accrued liabilities                   180,498              232,498
         Deferred revenue                                            16,687                    -
-------------------------------------------------------------------------------------------------
                                                                   (104,067)            (257,806)

Financing activities:
     (Increase) decrease in advances to VHQ Entertainment Inc       166,349             (124,997)
     Increase (decrease) in bank indebtedness                       (29,337)               7,731
     Increase in demand loan                                              -              333,300
     Increase in loan to shareholder                                      -             (333,300)
-------------------------------------------------------------------------------------------------
                                                                    137,012             (117,266)

Investing activities:
     Purchase of property and equipment                                   -              (39,985)
-------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                     32,945             (415,057)

Cash and cash equivalents, beginning of period                      112,524            1,866,159

-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $ 145,469          $ 1,451,102
=================================================================================================

Supplemental disclosures:
   Interest paid                                                  $   2,164          $     1,616
   Taxes paid                                                     $       -          $         -
=================================================================================================


See accompanying notes to interim consolidated financial statements.

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements

Three months ended December 31, 2001 and 2000
Expressed in U.S. Dollars)
(Unaudited)

================================================================================


1.   FUTURE OPERATIONS:

     These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     The Company has suffered substantial losses and negative operating cash flow from inception through to December 31, 2001. As outlined in note 12, an agreement has been reached whereby a new organization and management team, led by eAngels International ("eAngels"), acquired a controlling interest in the Company. The new management team's plans include (a) active pursuit of new debt and/or equity financing, (b) completion of a bridge financing arrangement of $500,000 with eAngels, (c) ongoing actions with regard to the Company's two operating subsidiaries, to expand their customer bases and increase revenue, (d) sale of the Company's investment in VHQ Entertainment Inc., (e) an initiative to secure a bank line of credit to be secured by inventory, to be used for further operating capital and expansion, and (f) continuing constraint of operating expenses.

     The application of the going concern concept is dependent upon the Company's ability to successfully execute on its plans as outlined above, to generate future positive operating cash flows, to secure additional financing and to maintain the continued support of its creditors. Management believes the going concern assumption to be appropriate. If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of assets, liabilities and stockholders' equity and in the balance sheet classifications used.


2.   BASIS OF PRESENTATION:

     The Company was incorporated as The Moviesource.com Corp. under the Business Corporations Act (Nevada) on April 29, 1999 and changed its name to E-Trend Networks, Inc. effective February 10, 2000. Reference is made to note 3 regarding further corporate developments.

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, including all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the consolidated balance sheets at December 31, 2001 and September 30, 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the three months ended December 31, 2001 and 2000.

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements

Three months ended December 31, 2001 and 2000
Expressed in U.S. Dollars)
(Unaudited)

================================================================================


2.   BASIS OF PRESENTATION (CONTINUED):

     The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiary, Langara Distribution Inc., an Alberta, Canada corporation.

     There have been no changes to the accounting policies as set out in the Company's audited financial statements for the year ended September 30, 2001 during the interim period presented. These interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 2001. The financial information included herein is unaudited.


3.   BUSINESS COMBINATION:

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

     As Cool was a non-operating public shell at the time of the combination, no goodwill has been recognized and the excess of the consideration paid over the fair value of the identifiable assets acquired has been charged to stockholders' equity.
     ===========================================================================

     Net book value of assets acquired:
     Property and equipment of Cool, at book value                     $ 10,940
     Assets acquired in associated transactions                          68,000
     Less working capital deficiency                                    (72,351)

     ---------------------------------------------------------------------------
                                                                       $  6,589
     ===========================================================================

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements

Three months ended December 31, 2001 and 2000
Expressed in U.S. Dollars)
(Unaudited)

================================================================================


3.   BUSINESS COMBINATION (CONTINUED):

     ===========================================================================

     Assigned value of 4,439,371 common shares issued in exchange
        for common shares of Cool                                               $       -
     Settlement of liability assumed by the issue of 25,000 common shares          93,789
     Issue of 15,000 common shares on the acquisition of associated assets         45,000
     Cash paid on the acquisition of associated assets                             23,000
     -------------------------------------------------------------------------------------
                                                                                  161,789

     Less excess of consideration given over net book value of assets acquired   (155,200)

     -------------------------------------------------------------------------------------
                                                                                $   6,589
     =====================================================================================

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

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements

Three months ended December 31, 2001 and 2000
Expressed in U.S. Dollars)
(Unaudited)

================================================================================


4.   RELATED PARTY TRANSACTIONS AND ECONOMIC DEPENDENCE:

     (a)    VHQ Entertainment Inc.:

            Up to December 27, 2001 VHQ Entertainment Inc. ("VHQ") represented the Company's major stockholder. The advances to VHQ, at September 30, 2001 bore interest at 8%, were unsecured and had no fixed terms of repayment. For the three months ended December 31, 2001 the Company accrued interest income on these amounts of $1,712 (December 31, 2000- $5,884).

            During the three months ended December 31, 2001 the Company sold $375,992 (December 31, 2000 - $204,643) of its products to VHQ, representing 50.4% of total sales (December 31, 2000 - 45.2%). These transactions were considered to be in the normal course of business and were measured at the exchange amount, being the amount of consideration established and agreed to by the related parties. The current amount due from VHQ relates to such sales.

     (b)    Diz Investments Ltd.:

            During the three months ended December 31, 2001 the Company sold $2,237 (December 31, 2000 - $1,767) of its products to Diz Investments Ltd., a company owned by two of the Company's stockholders. These transactions were considered to be in the normal course of business and were measured at the exchange amount, being the amount of consideration established and agreed to by the related parties.


5.   INVESTMENT:

     The Company owns 99,900 common shares of VHQ Entertainment Inc., a publicly-traded Canadian company, acquired in exchange for 100,000 pre-consolidation shares of the Company at an assigned value of $150,000. The status of this investment at December 31, 2001 was as follows:

     ===========================================================================
                                             Translated    Unrealized   Recorded
                                             cost basis          loss      basis
     ---------------------------------------------------------------------------

     VHQ Entertainment Inc. common shares      $142,013      $(9,746)   $132,267
     ===========================================================================


     Management believes the unrealized loss on investment to be temporary.

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements

Three months ended December 31, 2001 and 2000
Expressed in U.S. Dollars)
(Unaudited)

================================================================================


6.   FINANCIAL INSTRUMENTS:

     Financial instruments of the Company at December 31, 2001 consist of cash and cash equivalents, accounts receivable, amounts due from related parties, an investment in VHQ Entertainment Inc. , bank indebtedness, and accounts payable and accrued liabilities. There were no significant differences between the carrying values of these instruments and their estimated fair values.

     The only financial instruments of the Company that are presently exposed to concentration of credit risk are those related to VHQ Entertainment Inc.


7.   PROPERTY AND EQUIPMENT:

     ===========================================================================
                                                     Accumulated        Net book
     December 31, 2001                  Cost        amortization           value
     ---------------------------------------------------------------------------

     Computer software                  $251,902       $  78,899        $173,003
     Computer hardware                   120,466          32,429          88,037
     Furniture and fixtures               31,681           3,057          28,624
     Leasehold improvements               43,753           5,949          37,804

     ---------------------------------------------------------------------------
                                        $447,802       $ 120,334        $327,468
     ===========================================================================

     September 30, 2001
     ===========================================================================

     Computer software                  $251,902       $  66,830        $185,072
     Computer hardware                   120,466          25,289          95,177
     Furniture and fixtures               31,681           2,321          29,360
     Leasehold improvements               43,753           4,867          38,886

     ---------------------------------------------------------------------------
                                        $447,802       $  99,307        $348,495
     ===========================================================================


8.   BANK INDEBTEDNESS:

     The Company has a line of credit of $150,000 Canadian. Drawings bear interest at prime plus 1/4% and are secured by a $150,000 Canadian deposit included in cash and cash equivalents.

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements

Three months ended December 31, 2001 and 2000
Expressed in U.S. Dollars)
(Unaudited)

================================================================================


9.   SHARE CAPITAL:

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

     (c) Options:

         The Company is authorized to grant up to 4,000,000 options to purchase common shares to employees, officers and directors. The following table details the options outstanding at December 31, 2001:

         =====================================================================================
                                                                                      Weighted
                                                                                       average
                                                                  Number of           exercise
                                                              options granted            price
         -------------------------------------------------------------------------------------
         Outstanding at September 30 and December 31, 2001          441,500              $1.99
         =====================================================================================

         Exercisable at December, 2001                              358,166              $1.93
         =====================================================================================


     (d) Warrants:

         There were 100,000 common share purchase warrants outstanding at December 31, 2001. Each warrant entitles the holder to purchase one common share of the Company for $4 up to April 20, 2002. These warrants were issued in connection with the acquisition of Langara Distribution Inc.

     (e) Financing agreement:

         On July 3, 2001 the Company executed an equity financing agreement with a U.S.-based corporation. Under the agreement the Company can, under certain conditions, put common shares to the investor to a maximum of $10 million over a three-year period. The required regulatory approval of this agreement is pending.

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements

Three months ended December 31, 2001 and 2000
Expressed in U.S. Dollars)
(Unaudited)

================================================================================


10.  LOSS PER SHARE:

     ===========================================================================================
                                                                          2001              2000
     -------------------------------------------------------------------------------------------
     Net loss for the period                                        $  237,276        $  415,442
     Weighted average number of common shares outstanding            5,212,702         4,822,701

     -------------------------------------------------------------------------------------------
     Net loss per common share, basic                               $     0.05        $     0.09
     ===========================================================================================


     The  effect  of  the  business   combination  (note  3)  has  been  applied
     retroactively in loss per share calculations.


11.  SEGMENTED INFORMATION:

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

     ==========================================================================================================
     Three months ended                                                     Inter-segment
     December 31, 2001                   E-Trend              Langara         elimination                Total
     ----------------------------------------------------------------------------------------------------------
     Revenue                           $ 286,495            $ 678,710         $  (218,948)           $ 746,257
     Costs and expenses                  534,295              668,186            (218,948)             983,533

     ----------------------------------------------------------------------------------------------------------
     Net loss                          $(247,800)           $  10,524         $         -            $(237,276)
     ==========================================================================================================

     Capital expenditures              $       -            $       -         $         -            $       -
     ==========================================================================================================


     ==========================================================================================================
     Three months ended                                                     Inter-segment
     December 31, 2000                   E-Trend              Langara         elimination                Total
     ----------------------------------------------------------------------------------------------------------
     Revenue                           $ 136,196            $ 318,321         $         -            $ 454,517
     Costs and expenses                  548,065              321,894                   -              869,959

     ----------------------------------------------------------------------------------------------------------
     Net loss                          $(411,869)           $  (3,573)        $         -            $(415,442)
     ==========================================================================================================

     Capital expenditures              $  37,114            $   2,871         $         -            $  39,985
     ==========================================================================================================

E-TREND NETWORKS, INC.
Notes to Interim Consolidated Financial Statements

Three months ended December 31, 2001 and 2000
Expressed in U.S. Dollars)
(Unaudited)

================================================================================


11.  SEGMENTED INFORMATION (CONTINUED):

     ===========================================================================
     December 31, 2001          E-Trend             Langara                Total
     ---------------------------------------------------------------------------

     Current assets            $215,205            $648,960           $  864,165
     Property and equipment     308,633              18,835              327,468
     Other assets               281,044                   -              281,044

     ---------------------------------------------------------------------------
                               $804,882            $667,795           $1,472,677
     ===========================================================================


     Due to its business relationship with E-Trend, Langara offers preferential pricing to E-Trend.


12.  SUBSEQUENT EVENTS:

     By means of an agreement dated December 26, 2001 and amended on February 12, 2002, eAngels, through its operating entity, The Game Holdings, Ltd., agreed to purchase 2,000,000 common shares of the Company owned by VHQ Entertainment Inc. In conjunction with the stock purchase, (a) the existing officers and directors of the Company resigned and designees of the purchaser were appointed in their place and (b) the Company initiated steps to change its name to Wilmington Rexford, Inc., effective February 19, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management Discussion and Analysis (MD&A) focuses on key statistics from the consolidated financial statements of E-Trend Networks, Inc. for the fiscal quarter ended December 31, 2001, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political and environmental conditions. This MD&A of the financial condition and results of operations for the quarter ended December 31, 2002, and should be read in conjunction with the consolidated financial statements and related notes of E-Trend Networks, Inc.

RECENT EVENTS

On December 26th, 2001, an agreement was reached whereby a new organization and management team lead by eAngels International would acquire controlling interest in E-Trend Networks, Inc. Subsequent to the change in control, the controlling shareholder announced the appointment of three representatives to its Board of Directors, and the resignation of three former members of the Board of
Directors. Furthermore, on January 17th, 2002, the Company announced that it would change its name to Wilmington Rexford, Inc., in an effort to properly reflect changes in the Company's business focus. Concurrent with the name change, the Company announced that it plans to focus its operations on venture development, a business model predicated on the acquisition, financing, and management of a diverse portfolio of related businesses. Wilmington Rexford will also explore potential synergies within the Company's current operations by expanding the product portfolio and service lines of its offline distribution and fulfillment business, with that of its online e-commerce business, capitalizing on the Company's existing Business-to-Business e-commerce capabilities, as well as the Company's unique capacity to combine product supply and technology infrastructure.

RESULTS OF OPERATIONS

The company is considered to be in the early stages of implementing its business plan, since it has not generated significant revenues and is continuing to develop its business, particularly the Web-based site that is currently in its initial customer acquisition phase. The Company's website, (EntertainMe.com), and its fulfillment and distribution subsidiary, Langara Distribution, Inc., and the acquisition of complementary business or product lines, will serve as the primary growth-drivers for the future.

NET SALES

Net sales were $746,257 and $454,517 for the three months ended December 31, 2001 and December 31 2000, respectively, representing an increase of 64%. Increases in absolute dollars of net sales during the three-months ended
December 31, 2001 are primarily due to increased unit sales in our Langara Distribution subsidiary, increases in our fulfillment revenues, and increased traffic on the Company's website.

GROSS MARGINS

Gross margins increased to 15% for the three months ended December 31, 2001 period, from 13% for the December 31, 2000 period. Improvements in gross margin primarily reflect our efforts to improve product sourcing as we continued to increase the percentage of products sourced directly from music manufacturers, a favorable mix in customer discounts and lower inventory charges as a percent of sales, and to a lesser extent the higher margin sales of units sold through Langara Distribution, Inc.

OPERATING COSTS

Operating expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses; payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure. Operating expenses were $324,091 and $502,436 for the three months ended December 31, 2001 and 2000 respectively, representing approximately 43% and 111% of net sales, respectively. The decline in absolute dollars of operating expenses was primarily due to our operational restructuring plan, which reduced the number of headcount positions in finance and administration within the Company, as well as a reduction in spending due to the completion of the Company's website, and business-to-business software platform, which were completed, and expensed, in the December 31, 2000 period.

NET LOSS

Net loss for the quarter was $237,276 and $ 415,442 for the three months ended December 31, 2001 and 2000, respectively. The improvement in net loss in comparison with the prior period was primarily due to increases in the Company's gross profit margin, and decline in marketing, technology, and administrative-related expenditures.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2001, the Company had a working capital surplus of $185,279 compared to a surplus of $155,169 on September 30, 2001. Our cash and cash equivalents balance was $145,469 and $112,524, and our marketable securities balance was $132,267 and $129,699 on December 31, 2001 and September 30, 2001, respectively.

To date, virtually all of the company's resources have been provided from the sale of common stock. At the current rate of expenditure, additional funds from the sale of common stock or debt will have to be secured to enable the company to continue to operate. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

BUSINESS RISKS AND MANAGEMENT

We announced a change to our current business plan in January of 2002 and therefore have a very limited operating history under our current business plan. Although we have formed and capitalized Wilmington Rexford, Inc., we have not yet acquired any subsidiaries. In addition, each of our affiliate companies has a limited operating history and has generated losses and very limited revenue from operations since inception.

Within our venture development operations, we face competition for potential acquisitions from a broad range of potential acquirers, including buyout funds, strategic and financial investors and operating companies in the same industries as the targets. Many of these competitors have greater financial resources and brand name recognition than we do. These competitors may limit our opportunity to acquire companies that meet our criteria or may adversely affect the prices and terms on which acquisitions may be made. If we cannot make acquisitions on acceptable terms, then we may not be able to successfully execute our strategy.

The e-commerce market segments in which we compete are relatively new, rapidly evolving and intensely competitive. In addition, the market segments in which we participate are intensely competitive and we have many competitors in different industries, including the Internet and retail industries.

THE FUTURE

Prior to the first quarter of 2002, the Company's principal business strategy focused on the distribution of packaged entertainment media, through distribution channels encompassing both online electronic commerce and traditional bricks-and-mortar outlets. The Company operated an online retail website WWW.ENTERTAINME.COM and through its fulfillment and distribution subsidiary, Langara Distribution, the Company offered distribution and fulfillment services to both traditional retail and online merchants.

On December 26th, 2001, an agreement was reached whereby a new organization and management team lead by eAngels International would acquire controlling interest in E-Trend Networks, Inc. Furthermore, January 17th, 2002, the Company announced that it would change its name to Wilmington Rexford, Inc., in an effort to properly reflect changes in the Company's business focus.

Concurrent with the name change, the Company announced that it plans to focus its operations on venture development, a business model predicated on the acquisition, financing, and management of a diverse portfolio of related businesses. Together with experienced senior operating executives ("Industrial Partners"), Wilmington Rexford seeks to make investments and or acquisitions that meet its portfolio criteria, then pursue pre-defined strategies to support the operating management in enhancing the value of these businesses.

Wilmington Rexford will employ the following key strategic initiatives:

     o explore potential synergies within the Company's current operations by expanding the product portfolio and service lines of its offline distribution and fulfillment business, with that of its online e-commerce business, capitalizing on the Company's existing Business-to-Business e-commerce capabilities, as well as the Company's unique capacity to combine product supply and technology infrastructure;

     o identify profitable middle market businesses whose enterprise value can be enhanced through the adoption of an e-commerce strategy and other technologies, the implementation of innovative business practices, the addition of experienced industry specific management, and through other traditional means of increasing efficiency and profitability;

     o acquire companies and grow them organically, as well as via the acquisition of complementary businesses or product lines as the lead or majority investor;

     o acquire companies with superior products that have long-term growth potential but are performing below their optimal level, or companies that fill a gap in existing product lines, immediately add to earnings, and strengthen our position in one of our existing business segments.

The hallmark of the Company's strategy is to create shareholder value through higher earnings per share and stronger cash flow. The Company will deliver on this strategy by generating revenue and earnings from stable, consistent sources; through healthy organic business growth; through strong cash flow generation; through acquisitions that are immediately accretive to earnings, that fit within the Company's existing business segments; and, through a relentless focus on productivity improvements throughout the businesses that the Company acquires and operates within the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS

    REGULATION                                                                                        CONSECUTIVE
    S-B NUMBER                                             EXHIBIT                                    PAGE NUMBER
       2.1          Agreement and Plan of Share Exchange (1)<F1>                                          N/A

       3.1          Certificate of Incorporation, as amended (2)<F2>                                      N/A

       3.2          Bylaws (2)<F2>                                                                        N/A

       10.1         Amended and Restated Investment Agreement with Swartz Private Equity, LLC (2)<F2>     N/A

       10.2         Amended and Restated Registration Rights Agreement with Swartz Private                N/A
                    Equity, LLC (2)<F2>

       10.3         Amended Warrant to Purchase Common Stock issued to Swartz Private Equity,             N/A
                    LLC (2)<F2>

       10.4         Proposed Form of Video One Canada Ltd. Business Agreement with Langara                N/A
                    Distribution (2)(3)<F2><F3>
--------------

(1)<F1>  Incorporated by reference to the exhibits filed with the registrant's definitive information statement filed January 2, 2001 for the meeting held January 26, 2001.
(2)<F2>  Incorporated by reference to the exhibits filed with the registrant's registration statement on Form SB-2, file number 333-70184.
(3)<F3>  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

         B)       REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WILMINGTON REXFORD, INC.
                                   (Registrant)


Date:    February 19, 2002         By:/s/ ROBERT G. TAYLOR
                                      -------------------------------------
                                      Robert G. Taylor
                                      President
                                      Principal Financial and Accounting Officer