Form 10QSB
period 2002-03-31
WILMINGTON REXFORD INC
filed 2002-05-20
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934.
       For the quarterly period ended March 31, 2002

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
       EXCHANGE ACT
       For the transition period from ______________ to ________________


                           Commission File No. 0-28879


                            WILMINGTON REXFORD, INC.
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                  98-0348508
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)

               420 LINCOLN ROAD, SUITE 301, MIAMI BEACH, FL 33139
                    (Address of principal executive offices)

                                 (403) 252-7766
                          (Issuer's telephone number)

                             E-TREND NETWORKS, INC.
             5919 3RD STREET, S.E., CALGARY, ALBERTA CANADA T2H 1K3
         (Former name, former address and former fiscal year, if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    5,212,702 SHARES OF OUR COMMON STOCK $0.0001 PAR VALUE OUTSTANDING AS OF
                                MARCH 31, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]


                                      INDEX

                                                                                                Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
                as of March 31, 2002 (unaudited) and September 30, 2001                           3

           Condensed Consolidated Statements of Operations and Comprehensive Loss
                for the three and six months ended March 31, 2002 and 2001 (unaudited)            4

           Condensed Consolidated Statements of Cash Flows
                for the six months ended March 31, 2002 and 2001 (unaudited)                      5

           Notes to unaudited condensed consolidated financial statements                       6 - 9

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                               10


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                      15

ITEM 2.    Change in Securities                                                                   15

ITEM 3.    Defaults upon Senior Securities                                                        15

ITEM 4.    Submission of Matters to a Vote of Security Holders                                    15

ITEM 5.    Other Information                                                                      15

ITEM 6.    Exhibits and Reports on Form 8-K                                                       15


WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND SEPTEMBER 30, 2001

================================================================================================================================

                                                                                       (UNAUDITED)                (Audited)
ASSETS                                                                               MARCH 31, 2002          September 30, 2001
================================================================================================================================

CURRENT ASSETS
     Cash and cash equivalents                                                     $          85,295        $          17,529
     Cash- restricted                                                                         94,062                   94,995
     Marketable securities                                                                    62,645                  129,699
     Accounts receivable                                                                     270,436                   47,083
     Due from related parties- accounts receivable                                                 -                  229,978
     Inventory                                                                               281,831                  229,320
     Prepaid and other current assets                                                         57,930                   47,302
--------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                852,199                  795,906

ADVANCES TO RELATED PARTY                                                                          -                  166,349

NOTES RECEIVABLE - RELATED PARTIES                                                            64,382                        -

NOTES RECEIVABLE                                                                              15,000                        -

PROPERTY AND EQUIPMENT, NET                                                                  310,416                  348,495

GOODWILL, NET                                                                                143,778                  154,909
--------------------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                  $       1,385,775        $       1,465,659
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
================================================================================================================================

CURRENT LIABILITIES
     Line of credit                                                                $          72,548        $         103,817
     Bank overdrafts                                                                           6,127                        -
     Accounts payable and accrued liabilities                                                542,027                  407,221
     Due to related party                                                                     18,082                        -
--------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                           638,784                  511,038
--------------------------------------------------------------------------------------------------------------------------------

NOTES PAYABLE - STOCKHOLDER                                                                  185,000                        -
--------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock                                                                            842,643                  842,643
     Additional paid-in capital                                                            3,601,406                3,601,406
     Advance due from stockholder                                                (            22,800)     (            22,800)
     Deferred stock-based compensation                                           (            85,532)     (           183,008)
     Accumulated other comprehensive income (losses)
         Unrealized loss on investments                                          (            79,106)     (            13,845)
         Cumulative translation adjustment                                       (            48,315)     (            36,876)
     Deficit                                                                     (         3,646,305)     (         3,232,899)
--------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                          561,991                  954,621
--------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $       1,385,775        $       1,465,659
================================================================================================================================

                      See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

====================================================================================================================================
                                                                 Three Months Ended                       Six Months Ended
                                                                      March 31,                              March 31,
                                                       --------------------------------------  -------------------------------------
                                                               2002                2001               2002               2001
====================================================================================================================================

SALES                                                    $     469,720      $      486,705      $   1,215,977      $     924,222

COST OF SALES                                                  339,127             440,132            976,620            820,319
------------------------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                   130,593              46,573            239,357            103,903

     Operating expenses                                 (      283,965 )   (       455,556 )   (      608,056 )   (      957,992 )
     Depreciation and amortization                      (       22,808 )   (        30,149 )   (       45,845 )   (       43,707 )
     Interest and other income                                      50              41,165              1,138             84,387
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                ($     176,130 )   ($      397,967 )   ($     413,406 )   ($     813,409 )
====================================================================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized gain (loss) from investment             ($      69,360 )    $         8,692    ($      65,261 )    $       8,692
     Foreign currency translation adjustment                    13,714               26,342    (       11,439 )           51,322
------------------------------------------------------- ----------------------------------------------------------------------------

COMPREHENSIVE LOSS                                      ($     231,776 )   ($       362,933 )  ($     490,106 )   ($     753,395 )
====================================================================================================================================

Net loss per share, basic and diluted                   ($        0.03 )   ($          0.09 )  ($        0.08 )   ($        0.18 )
====================================================================================================================================

Weighted average common shares outstanding,
     basic and diluted                                       5,212,702            4,481,867         5,212,702          4,481,867
====================================================================================================================================



                      See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

=================================================================================================================================

                                                                                           2002                     2001
=================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     (  $         413,406 )   (  $         813,409 )
---------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash used in
         operating activities
         Depreciation and amortization                                                          45,845                   43,707
         Amortization of deferred stock-based compensation                                      97,476                        -
         Cumulative translation adjustment                                        (              4,876 )                 51,322
     Changes in operating assets and liabilities:
         Accounts receivable                                                                     6,625     (            561,948 )
         Inventory                                                                (             52,511 )   (             64,181 )
         Prepaid expenses and other current assets                                (             10,628 )   (             27,038 )
         Accounts payable and accrued liabilities                                              134,806                  363,976
---------------------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                            216,737     (            194,162 )
---------------------------------------------------------------------------------------------------------------------------------
                      Net cash used in operating activities                       (            196,669 )   (          1,007,571 )
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash consideration paid for company acquired                                                    -     (            168,000 )
     Net (loans to) repayments from related party                                              166,349     (            107,528 )
     Issuance of notes receivable                                                 (             79,382 )                      -
     Purchase of property and equipment                                           (              1,405 )   (             33,673 )
---------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) investing activities                       85,562     (            309,201 )
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance from related party                                                                 18,082                        -
     Net increase in bank overdraft                                                              6,127                        -
     Proceeds on notes payable - related party                                                 185,000                        -
     Net repayments on line of credit facility                                    (             31,269 )   (             74,816 )
     Proceeds from bank loan                                                                         -                  316,977
---------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities                                177,940                  242,161
---------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                                66,833     (          1,074,611 )

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               112,524                1,866,159
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $         179,357        $         791,548
=================================================================================================================================

Supplemental Disclosures:
---------------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                                   $           1,496        $           2,068
=================================================================================================================================

     Income taxes paid                                                               $               -        $               -
=================================================================================================================================


                      See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================
--------------------------------------------------------------------------------
NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

         The audited financial statements at September 30, 2001 which are included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these condensed consolidated financial statements.

         CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Wilmington Rexford, Inc. (Parent) and its wholly owned subsidiary
         E-Trend Networks, Inc. (E-Trend) and its wholly owned subsidiary Langara Distribution, Inc. (Langara) (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         BUSINESS ACTIVITY

         Wilmington Rexford, Inc. (WilRex) was incorporated on June 17, 1996 under the laws of the State of Colorado and changed its domicile in February 2001 to the State of Delaware. WilRex targets investment opportunities in industries with the potential to achieve significant capital appreciation. E-Trend was incorporated on April 29, 1999 under the laws of the State of Nevada and is an online "entertainment superstore", specializing in the sale of movies, music, and electronics. Langara was incorporated on June 28, 1999 under the laws of the Province of Alberta Canada and manages an inventory of popular music and movie titles. Langara offers business-to-business fulfillment services to client electronic commerce companies and third party e-commerce partners, as well as providing wholesale services to the brick and mortar retailers.

--------------------------------------------------------------------------------
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates.

         CONCENTRATION OF CREDIT RISK AND REVENUE

         At March 31, 2002 approximately 79% of accounts receivables were from one customer, VHQ Entertainment, Inc., a previous shareholder. Revenues from the same customer accounted for approximately 47% and 38% of total revenue for the three and six months ended March 31, 2002 and approximately 54% and 51% of total revenue for the three and six months ended March 31, 2001.

         RECLASSIFICATIONS

         Certain amounts in the March 31, 2001 and September 31, 2001 financial statements have been reclassified to conform to the March 31, 2002 presentation.

         NET LOSS PER SHARE

         The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net earnings (loss) per share: Basic and Diluted. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants were not considered in the calculation of diluted net loss per share as their effect was anti-dilutive.

         SEGMENT REPORTING

         The Company  applies  Financial  Accounting  Standards  Boards ("FASB")
         statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in three operating segments for purposes of presenting financial information and evaluating performance, The Parent targets investment opportunities, while it's wholly owned subsidiaries E-Trend and Langara are retail and wholesale distributors of entertainment products, respectively. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

--------------------------------------------------------------------------------
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which is effective for fiscal years beginning after December 15, 2001, except goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

         In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

         The Company has not yet determined what the effects of these Statements will be on its financial position and results of operations.

--------------------------------------------------------------------------------
NOTE 3.  LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern assumes that the Company will continue in operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         The Company has incurred substantial operating losses and negative cash flows from inception through March 31, 2002. Although the Company believes it will become cash flow positive from operations by the end of the fiscal year ending September 30, 2002, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue a business segment or overall operations.

         To address these concerns, the Company continues to pursue new debt and/or equity financing, is actively expanding its customer base and is currently in process of implementing cost cutting strategies.

--------------------------------------------------------------------------------
NOTE 3.  LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
--------------------------------------------------------------------------------

         Management believes that actions presently being taken, as described in the preceding paragraph, provide the opportunity for the Company to continue as a going concern, however, there is no assurance this will occur.

--------------------------------------------------------------------------------
NOTE 4.  LOANS PAYABLE STOCKHOLDER
--------------------------------------------------------------------------------

         During March 2002, the Company borrowed $185,000 from a stockholder. The loan bears interest at 10% per annum and is due on April 1, 2003.

--------------------------------------------------------------------------------
NOTE 5.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

         Principally all operations of E-Trend and Langara are conducted in Canada. Information about operating segments is as follows:

         Six Months Ended
         March 31, 2002                      Parent           E-Trend           Langara            Total
         ===================================================================================================

         Revenues from external
            customers                     $         -      $    386,000      $   830,000      $  1,216,000
         Intersegment revenues                      -                 -          274,000           274,000
         Segment gain (loss)            (      83,000 )  (      305,000 )  (      25,000 )  (      413,000 )
         ---------------------------------------------------------------------------------------------------

         Three Months Ended
            March 31, 2002
         ===================================================================================================

         Revenues from external
            customers                     $         -      $    100,000      $   370,000      $    470,000
         Intersegment revenues                      -                 -           55,000            55,000
         Segment gain (loss)            (      83,000 )  (       57,000 )  (      36,000 )  (      176,000 )
         ---------------------------------------------------------------------------------------------------

         Six Months Ended
            March 31, 2001
         ===================================================================================================

         Revenues from external
            customers                     $         -      $    309,000      $   615,000      $    924,000
         Intersegment revenues                      -                 -                -                 -
            Segment gain (loss)                     -    (      770,000 )  (      44,000 )  (      814,000 )
         ---------------------------------------------------------------------------------------------------

         Three Months Ended
             March 31, 2001
         ===================================================================================================

         Revenues from external
            customers                     $         -      $    190,000      $   297,000      $    487,000
         Intersegment revenues                      -                 -                -                 -
         Segment gain (loss)                        -    (      358,000 )  (      40,000 )  (      398,000 )
         ---------------------------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management Discussion and Analysis (MD&A) focuses on key statistics from the consolidated financial statements of Wilmington Rexford, Inc. for the three and six months ended March 31, 2002, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political and environmental conditions. This MD&A of the financial condition and results of operations for the three and six months ended March 31, 2002, should be read in conjunction with the consolidated financial statements and related notes of Wilmington Rexford, Inc.

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

OVERVIEW

Wilmington Rexford is a strategic venture development company that acquires and manages a portfolio of related businesses. Operating in a diverse set of business  activities,  Wilmington  Rexford  seeks  to  make  investments  and or acquisitions that meet its portfolio criteria, then pursue pre-defined strategies to support the operating management in enhancing the value of these businesses.

Our acquisition strategy relies upon two primary factors. First, our ability to identify and acquire target businesses that fit within our general acquisition criteria. Second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate organic organizational growth.

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


Prior  to the  shift in the  Company's  business  model,  the  Company  incurred significant losses since inception, and the Company's cost of sales and operating expenses increased dramatically. This trend reflected the costs associated with the Company's increased efforts to build market awareness, attract new customers, recruit personnel, build operating infrastructure, and develop and expand the Company's web site and related transaction-processing systems. However, we initiated a restructuring plan in the fourth quarter of 2001, which encompassed a series of cost-cutting initiatives. Consistent with our plan, we intended to reduce our marketing budget, our discount program, web site development activities, and technology and operating infrastructure development.

RESULTS OF OPERATIONS

The company is considered to be in the early stages of implementing its business plan, since it has not generated significant revenues and is continuing to develop its business, particularly the Web-based site that is currently in its initial customer acquisition phase. The Company's website, (EntertainMe.com), and its fulfillment and distribution subsidiary, Langara Distribution, Inc., and the acquisition of complementary business or product lines, will serve as the primary growth-drivers for the future. Within our two operating subsidiaries, Langara Distribution and E-Trend Networks, we derive revenues principally from the sale of products. We recognize product revenue upon shipment of products.

NET SALES

Net sales were $ 469,720 and $486,705 for the three months ended March 31, 2002 and March 31, 2001, respectively, and $1,215,977 and $924,222 for the six months ended March 31, 2002 and 2001 respectively, representing a decrease of 3%, and an increase of 32%, respectively. Decreases in absolute dollars of net sales during the three-months ended March 31, 2002 are primarily due to decreased unit sales of our EntertainMe.com website. The decrease, both as a percentage of revenues and in absolute dollars, was primarily attributable to the reduction of our advertising campaign consistent with our cost cutting initiatives implemented during the fourth quarter of 2001. Increases in absolute dollars during the six months ended March 31, 2002, were primarily due to increased unit sales in our Langara Distribution subsidiary, and an increase in our fulfillment revenues.

GROSS PROFIT

Gross profit was $130,593 and $46,573 for the three months ended March 31, 2002 and 2001, respectively, and $239,357 and $103,903 for the six months ended March 31, 2002 and 2001, respectively, representing an increase of 180% and 130%, respectively. Gross margin was 28% and 10% for the three months ended March 31, 2002 and 2001, respectively, and 20% and 11% for the six months ended March 31, 2002 and 2001, respectively. Increases in the absolute dollars of gross profit for the six-month period primarily correspond with increases in units sold, improvements in transportation and inventory management, improved product sourcing, suspension of the Company's discount reward program, as well as increased product sales of movies, through the EntertainMe.com website, which carry a higher gross profit margin.

OPERATING COSTS

Operating expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses; payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure. Operating expenses were $283,965 and $455,556 for the three months ended March 31, 2002 and 2001 respectively, representing 60% and 94% of net sales for the corresponding periods, respectively, and $608,056 and $957,992 for the six months ended March 31, 2002 and 2001, respectively, representing 50% and 104% of net sales for the corresponding periods, respectively. The decline in absolute dollars of operating expenses was primarily due to our operational restructuring plan, which reduced the number of headcount positions in finance and administration within the Company, a reduction in our marketing budget, website development, technology and operating infrastructure development, as well as a reduction in spending due to the completion of the Company's website, and b2b software platform, which were completed, and expensed, in the December 31, 2000 period.

NET LOSS

Net loss for the quarter was $176,130 and $397,967 for the three months ended March 31, 2002 and 2001, respectively, and $413,406 and $813,409 for the six months ended March 31, 2002 and 2001, respectively. The improvement in net loss in comparison with the prior period was primarily due to increases in the Company's gross profit margin, and decline in marketing, technology, and administrative-related expenditures.

Although the Company incurred significant losses prior to the Company's announced strategic shift in business model, the Company initiated a restructuring plan in the fourth quarter of 2001, instigated by the new management team, which encompassed a series of cost-cutting initiatives.
Consistent with our plan, we intended to reduce our marketing budget, our discount program, web site development activities, and technology and operating infrastructure development. Furthermore, a series of operating expenses pertaining to the Company's shift in business model and associated costs have been accounted for, and expensed during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2001, the Company had a working capital surplus of $213,415 compared to a surplus of $284,868 on September 30, 2001. Our cash and cash equivalents balance was $85,295 and $17,529, and our marketable securities balance was $62,645 and 129,699 on March 31, 2002 and September 31, 2001, respectively.

Concurrent with the Company's change in controlling shareholder, the Company recently received a debt financing commitment from eAngels International, Inc., for up to $1,000,000, of which $185,000 was drawn upon in the quarter ended March 31, 2002. As of May 15, 2001, Wilmington Rexford has drawn upon $355,000 from the aforementioned eAngels International, Inc. debt financing commitment.

The Company is currently in negotiations with a series of funding sources to place a $1,000,000 inventory line of credit for the Company's Langara
Distribution subsidiary. The Company believes that the placement of this inventory line of credit would have an immediate, favorable effect on the Company's financial position, as the Company would be able to attract, and service, a larger, and a more diverse set of customers.

To date, virtually all of the Company's resources have been provided from the sale of common stock and loans from related parties. At the current rate of expenditure, additional funds from the sale of common stock or debt will have to be secured to enable the company to continue to operate. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Immediately prior to the Company's announcement that it would be shifting its business model, the Company commenced a series of initiatives within its Langara Distribution and EntertainMe.com operations, to drive profitable, organic growth, through product innovation, superior service, and additional service lines, governed by a more stringent financial operating structure, and a heightened emphasis on Return on Capital.

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

Within our e-commerce operations, the segments in which we compete are relatively new, rapidly evolving and intensely competitive. In addition, the market segments in which we participate are intensely competitive and we have many competitors in different industries, including the Internet and retail industries.

FUTURE OPERATIONS

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

Concurrent with the name change, the Company announced that it plans to focus its operations on venture development, a business model predicated on the acquisition, financing, and management of a diverse portfolio of related businesses. The Company will seek to make investments and or acquisitions that meet its portfolio criteria, then pursue pre-defined strategies to support the operating management in enhancing the value of these businesses.

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

   o identify profitable middle market businesses whose enterprise value can be enhanced through the adoption of an e-commerce strategy and other technologies, the implementation of innovative business practices, the addition of experienced industry specific management, and through other traditional means of increasing efficiency and profitability; and

   o acquire companies and grow them organically, as well as via the acquisition of complementary businesses or product lines as the lead or majority investor.

The Company's venture development strategy is predicated on creating shareholder value through higher earnings per share and stronger cash flow. The Company will deliver on this strategy by generating revenue and earnings from stable, consistent sources; through healthy organic business growth; through strong cash flow generation; through acquisitions that are immediately accretive to earnings, that fit within the Company's existing business segments; and, through a relentless focus on productivity improvements throughout the businesses that the Company acquires and operates within its portfolio of operating subsidiaries. While the option exists to retain each portfolio company within its business segment, from time-to-time the Company will consider different monetization efforts, which include a strategic sale to a larger consolidator or a Public Offering of the portfolio company.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Shareholders of the registrant adopted the amendment to the Certificate of Incorporation changing the name of the company to "Wilmington Rexford, Inc." by means of a written consent dated January 14, 2002. 3,000,000 of the 5,212,702 shares of Common Stock issued and outstanding voted in favor of adopting the Certificate of Amendment.

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits


    REGULATION                                                                              CONSECUTIVE
    S-B NUMBER                                    EXHIBIT                                   PAGE NUMBER

       2.1          Agreement and Plan of Share Exchange (1)<F1>                                N/A

       3.1          Certificate of Incorporation, as amended (2)<F2>                            N/A

       3.2          Bylaws (2)<F2>                                                              N/A

       3.3          Certificate of Amendment of Certificate of Incorporation (3)<F3>            N/A

       10.1         Amended and Restated Investment Agreement with Swartz Private               N/A
                    Equity, LLC (2)<F2>

       10.2         Amended and Restated Registration Rights Agreement with Swartz              N/A
                    Private Equity, LLC (2)<F2>

       10.3         Amended Warrant to Purchase Common Stock issued to Swartz Private           N/A
                    Equity, LLC (2)<F2>

       10.4         Proposed Form of Video One Canada Ltd. Business Agreement with              N/A
                    Langara Distribution (2)<F2>(4)<F4>





       (1)<F1> Incorporated by reference to the exhibits filed with the registrant's definitive information statement filed January 2, 2001 for the meeting held January 26, 2001.
       (2)<F2> Incorporated by reference to the exhibits filed with the registrant's registration statement on Form SB-2, file number 333-70184.
       (3)<F3> Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated February 19, 2002, file number 0-28879.
       (4)<F4> Portions of this exhibit have been omitted pursuant to a request for confidential treatment

     b.    REPORTS ON FORM 8-K:   None.

On February 19, 2002, the registrant filed a Form 8-K dated February 19, 2002, disclosing, under Item 5 its name change, new CUSIP number, and new OTC BB trading symbol. No financial statements were required to be filed.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WILMINGTON REXFORD, INC.
                                   (Registrant)


Date: May 20, 2002               By:    /s/ Robert G. Taylor
                                      ------------------------------------------
                                      Robert G. Taylor
                                      President
                                      Principal Financial and Accounting Officer