Form 10QSB
period 2002-06-30
WILMINGTON REXFORD INC
filed 2002-08-19
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from ________________ to ______________


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


                420 LINCOLN ROAD, SUITE 301, MIAMI, FLORIDA 33139
                    (Address of principal executive offices)


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


           5,212,702 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                  JUNE 30, 2002


Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                                      INDEX

                                                                          Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           as of June 30, 2002 (unaudited) and September 30, 2001           3

         Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the three and nine months ended
           June 30, 2002 and 2001 (unaudited)                               4

         Condensed Consolidated Statements of Cash Flows
           for the nine months ended June 30, 2002 and 2001 (unaudited)     5

         Notes to unaudited condensed consolidated financial statements   6 - 10

ITEM 2.  Management's Discussion and Analysis or Plan of Operations         11


                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  17

ITEM 2.  Change in Securities                                               17

ITEM 3.  Defaults upon Senior Securities                                    17

ITEM 4.  Submission of Matters to a Vote of Security Holders                17

ITEM 5.  Other Information                                                  17

ITEM 6.  Exhibits and Reports on Form 8-K                                   17

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND SEPTEMBER 30, 2001

=========================================================================================================

                                                                (UNAUDITED)                (Audited)
ASSETS                                                         JUNE 30, 2002          September 30, 2001
=========================================================================================================

CURRENT ASSETS
     Cash and cash equivalents                                 $       32,182         $         17,529
     Cash- restricted                                                  98,750                   94,995
     Marketable securities                                             48,536                  129,699
     Accounts receivable, net                                         250,064                   47,083
     Due from related parties- accounts receivable                     83,323                  229,978
     Inventory                                                        278,776                  229,320
     Prepaid and other current assets                                  47,189                   47,302
---------------------------------------------------------------------------------------------------------
         Total current assets                                         838,820                  795,906

ADVANCES TO RELATED PARTY                                                   -                  166,349

NOTES RECEIVABLE - RELATED PARTIES                                    106,531                        -

NOTES RECEIVABLE                                                       25,828                        -

PROPERTY AND EQUIPMENT, NET                                           306,960                  348,495

GOODWILL, NET                                                         145,901                  154,909
---------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                              $    1,424,040         $      1,465,659
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
=========================================================================================================

CURRENT LIABILITIES
     Line of credit                                            $      103,954         $        103,817
     Bank overdrafts                                                      498                        -
     Accounts payable and accrued liabilities                         428,676                  407,221
---------------------------------------------------------------------------------------------------------
         Total current liabilities                                    533,128                  511,038
---------------------------------------------------------------------------------------------------------

NOTES PAYABLE - STOCKHOLDER                                           379,984                        -
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock                                                     842,643                  842,643
     Additional paid-in capital                                     3,601,406                3,601,406
     Advance due from stockholder                              (       22,800)        (         22,800)
     Deferred stock-based compensation                         (       85,501)        (        183,008)
     Accumulated other comprehensive losses
         Unrealized loss on investments                        (      100,148)        (         13,845)
         Cumulative translation adjustment                     (        6,025)        (         36,876)
     Deficit                                                   (    3,718,647)        (      3,232,899)
---------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                   510,928                  954,621
---------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    1,424,040         $      1,465,659
=========================================================================================================

                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

====================================================================================================================================

                                                                 Three Months Ended                      Nine Months Ended
                                                                      June 30,                                June 30,
                                                       --------------------------------------  -------------------------------------
                                                               2002                2001               2002               2001
====================================================================================================================================

SALES                                                    $    635,817       $     713,376        $  1,851,794        $  1,637,598

COST OF SALES                                                 509,092             590,208           1,485,712           1,410,527
------------------------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                  126,725             123,168             366,082             227,071

     Operating expenses                                (      234,907 )   (       863,680 )    (      842,963 )    (    1,821,672 )
     Depreciation and amortization                     (       23,745 )   (        27,158 )    (       69,590 )    (       70,865 )
     Consulting fees- related parties                          60,000                   -              60,000                   -
     Interest and other income (expense)               (          417 )            19,423                 723             103,810
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                               ( $     72,344 )   ( $     748,247 )    ( $    485,748 )    ( $  1,561,656 )
====================================================================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized loss from investment                   ( $     21,042 )   ( $       7,310 )    ( $     86,30 )     ( $     87,720 )
     Foreign currency translation adjustment                   42,2900    (        31,214              30,851              20,108
------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                     ( $     51,096 )   ( $     786,771 )    ( $    541,200 )    ( $  1,629,268 )
====================================================================================================================================

Net loss per share, basic and diluted                  ( $       0.01 )   ( $        0.18 )    ( $       0.10 )    ( $       0.36 )
====================================================================================================================================

Weighted average common shares outstanding,
     basic and diluted                                      5,212,702           4,472,228           5,212,702           4,472,228
====================================================================================================================================




                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

=============================================================================================================================

                                                                                           2002                     2001
=============================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     (  $     485,748 )       (  $   1,561,656 )
-----------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Shares issued in exchange for services                                                  -                  304,000
         Depreciation and amortization                                                      69,590                   70,865
         Amortization of deferred stock-based compensation                                  97,507                        -
         Cumulative translation adjustment                                                  25,837         (         67,037 )
     Changes in operating assets and liabilities:
         Accounts receivable                                                      (         56,326 )                  3,237
         Inventory                                                                (         49,456 )       (        205,668 )
         Prepaid expenses and other current assets                                             113         (         48,427 )
         Accounts payable and accrued liabilities                                           21,455                  311,858
-----------------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                        108,720                  368,828
-----------------------------------------------------------------------------------------------------------------------------
                      Net cash used in operating activities                       (        377,028 )       (      1,192,828 )
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash consideration paid for company acquired                                                -         (        168,000 )
     Net repayments from related party                                                     166,349                        -
     Issuance of notes receivable                                                 (        132,359 )                      -
     Purchase of property and equipment                                           (         19,173 )       (         72,214 )
-----------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) investing activities                   14,817         (        240,214 )
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance to related party                                                                    -         (        145,022 )
     Net increase in bank overdraft                                                            498                        -
     Proceeds on notes payable - related party                                             379,984                        -
     Net (repayments) borrowings on line of credit facility                                    137         (         74,816 )
-----------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing activities                  380,619         (        219,838 )
-----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                            18,408         (      1,652,880 )

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           112,524                1,866,159
-----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $     130,932            $     213,279
=============================================================================================================================

Supplemental Disclosures:
-----------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                                   $       5,753            $           -
-----------------------------------------------------------------------------------------------------------------------------

     Income taxes paid                                                               $           -            $           -
-----------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

           BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

           The audited financial statements at September 30, 2001 which are included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these condensed consolidated financial statements.

           CONSOLIDATION

           The condensed consolidated financial statements include the accounts of Wilmington Rexford, Inc. (Parent) and its wholly owned subsidiary E-Trend Networks, Inc. (E-Trend) and E-Trend's wholly owned subsidiary Langara Distribution, Inc. (Langara) (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

           CONCENTRATION OF CREDIT RISK AND REVENUE

           At June 30, 2002 approximately 83% of accounts receivable were from one customer, VHQ Entertainment, Inc., a previous shareholder. Revenues from the same customer accounted for approximately 40% and 46% of total revenue for the three and nine months ended June 30, 2002 and approximately 41% and 48% of total revenue for the three and nine months ended June 30, 2001.

           RECLASSIFICATIONS

           Certain amounts in the June 30, 2001 and September 31, 2001 financial statements have been reclassified to conform to the June 30, 2002 presentation.

           NET LOSS PER SHARE

           The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net earnings (loss) per share: Basic and Diluted. Basic earnings
           (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive outstanding options and warrants. Outstanding stock options and warrants were not considered in the calculation of diluted net loss per share as their effect was anti-dilutive.

           SEGMENT REPORTING

           The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in three operating segments for purposes of presenting financial information and evaluating performance,  The  Parent  targets  investment  opportunities,  while
           E-Trend and Langara are retail and wholesale distributors of entertainment products, respectively. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

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

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides other technical corrections.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged.

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

--------------------------------------------------------------------------------
NOTE 3.    LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
--------------------------------------------------------------------------------

           The Company has incurred substantial operating losses and negative cash flows from operations from inception through June 30, 2002. Although the Company believes it will become cash flow positive from operations by the end of the fiscal year ending September 30, 2002, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue a business segment or overall operations.

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


--------------------------------------------------------------------------------
NOTE 4.    LOANS PAYABLE STOCKHOLDER
--------------------------------------------------------------------------------

           During May and June 2002, the Company borrowed $371,000 from a stockholder. The loan bears interest at 10% per annum and is due on July 1, 2003.


--------------------------------------------------------------------------------
NOTE 5.    BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

           Principally all operations of E-Trend and Langara are conducted in Canada. Information about operating segments is as follows:

           Nine Months Ended
             June 30, 2002                          Parent           E-Trend           Langara               Total
           ===========================================================================================================

           Revenues from external
             customers                     $     64,000          $    582,000       $   1,266,000      $   1,912,000
           Intersegment revenues                      -                     -             405,000            405,000
           Segment loss                   (     114,000 )       (     356,000)     (       16,000 )   (      486,000 )
           -----------------------------------------------------------------------------------------------------------

           Three Months Ended
             June 30, 2002
           ===========================================================================================================

           Revenues from external
             customers                     $     64,000          $    196,000       $     436,000      $     696,000
           Intersegment revenues                      -                     -                   -                  -
           Segment gain (loss)            (      31,000 )       (      51,000 )            10,000     (       72,000 )
           -----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 5.    BUSINESS SEGMENT INFORMATION (CONTINUED)
--------------------------------------------------------------------------------

           Nine Months Ended
             June 30, 2001                          Parent           E-Trend           Langara               Total
           ============================================================================================================

           Revenues from external
             customers                      $            -       $     697,000      $    941,000        $   1,638,000
           Intersegment revenues                         -                   -                 -                    -
           Segment gain (loss)                           -      (    1,607,000 )          45,000       (    1,562,000 )
           ------------------------------------------------------------------------------------------------------------

           Three Months Ended
              June 30, 2001
           ============================================================================================================

           Revenues from external
             customers                      $            -       $     388,000      $    325,000        $     713,000
           Intersegment revenues                         -                   -                 -                    -
           Segment gain (loss)                           -      (      837,000 )          89,000       (      748,000 )
           ------------------------------------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management Discussion and Analysis (MD&A) focuses on key statistics from the condensed consolidated financial statements of Wilmington Rexford, Inc. for the three and nine months ended June 30, 2002, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political, and environmental conditions. This MD&A of the financial condition and results of operations for the three and nine months ended June 30, 2002, should be read in conjunction with the condensed consolidated financial statements and related notes of Wilmington Rexford, Inc.

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

In the third quarter, Wilmington Rexford and South Beach Entertainment, Inc a unit of South Beach Partners, a private equity firm based in Miami Beach, Florida, announced a potential joint transaction in which Wilmington Rexford would contribute its 100% ownership stake in its business-to-business home entertainment distribution subsidiary, Langara Distribution, Inc., to Langara Entertainment, Inc., a new, vertically integrated, Canadian-based entertainment company, which would be jointly controlled by Wilmington Rexford, Inc., and South Beach Partners, Inc., as founding shareholders.

As consideration for the ownership stake in the Langara Entertainment venture, South Beach Entertainment, Inc. would contribute certain Interactive and Media assets and would arrange an equity and debt financing commitment, which is to be received by Langara Entertainment for general working capital purposes. Upon completion of the transaction, the management of the new Canadian Company, Langara Entertainment, Inc., intends to immediately apply for a dual listing of its shares on both the Canadian Venture Exchange, and the newly formed BBX Exchange, which is slated to launch in 2003. The proceeds from the offering are to be received by Langara Entertainment for general working capital purposes, and to Wilmington Rexford, as a selling shareholder.

We expect that the partial monetization efforts through the contribution of Wilmington Rexford's 100% ownership stake in Langara Distribution, to the Langara Entertainment venture, and subsequent public offering of the combined entity, would further strengthen the balance sheet of Wilmington Rexford, via the addition of available-for-sale securities. Furthermore, the public offering would provide additional resources for the continued expansion of Langara Distribution, as part of the Langara Entertainment portfolio, creating a stronger foundation for continued growth for both entities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

IMPAIRMENT OF LONG-LIVED ASSETS. Our long-lived assets include property, equipment, and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates change, in the future we may be required to record impairment charges against these respective assets.

STOCK BASED COMPENSATION. Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25.

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

NET SALES

Net sales were $ 635,817 and $713,376 for the three months ended June 30, 2002 and June 30, 2001, respectively, and $1,851,794 and $1,637,598 for the nine months ended June 30, 2002 and 2001 respectively, representing a decrease of 11%, and an increase of 13%, respectively. Decreases in absolute dollars of net sales during the three-months ended June 30, 2002 are primarily due to decreased unit sales of our EntertainMe.com website. The decrease, both as a percentage of revenues and in absolute dollars, was primarily attributable to the reduction of our advertising campaign consistent with our cost cutting initiatives implemented during the fourth quarter of 2001. Increases in absolute dollars, during the nine months ended June 30, 2002 are primarily due to increased unit sales in our Langara Distribution subsidiary, and an increase in fulfillment revenues.

GROSS MARGIN

Gross margin was $126,725 and $123,168 for the three months ended June 30, 2002 and 2001, respectively, and $366,082 and $227,071 for the nine months ended June 30, 2002 and 2001, respectively, representing an increase of 3% and 61%, respectively. Gross margin was 20% and 17% for the three months ended June 30, 2002 and 2001, respectively, and 20% and 14% for the nine months ended June 30, 2002 and 2001, respectively. Increases in the absolute dollars of gross profit for the both the three month, and nine month-ended periods, primarily correspond with increases in units sold, improvements in transportation and inventory management, improved product sourcing, suspension of the Company's discount reward program, as well as increased product sales of VHS movies and DVD videos, through the EntertainMe.com website, which carry a higher gross profit margin.

OPERATING COSTS

Operating expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses; payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure. Operating expenses were $234,907 and $863,680 for the three months ended June 30, 2002 and 2001 respectively, representing 37% and 121% of net sales for the corresponding periods, respectively, and $842,963 and $1,821,672 for the nine months ended June 30, 2002 and 2001, respectively, representing 46% and 111% of net sales for the corresponding periods, respectively. The decline in absolute dollars of operating expenses for the both the three month, and nine month-ended periods, principally correspond to the Company's operational restructuring plan, which reduced the number of headcount positions in finance and administration within the Company, a reduction in our marketing budget, website development expenditures, technology and operating infrastructure expenditures, as well as a reduction in spending due to the completion of the Company's website, and b2b software platform, which were completed, and expensed, in the December 31, 2000 period.

NET LOSS

Net loss for the quarter was $72,344 and $748,247 for the three months ended June 30, 2002 and 2001, respectively, a decrease of 90%, and $485,748 and $1,561,656 for the nine months ended June 30, 2002 and 2001, respectively, a decrease of 69%. The improvement in net loss in comparison with the prior period was primarily due to increases in the Company's gross profit margin, and decline in marketing, technology, and administrative-related expenditures.

Although the Company incurred significant losses prior to the Company's announced strategic shift in business model, the Company initiated a restructuring plan in December 2001, instigated by the new management team, which encompassed a series of cost-cutting initiatives. Consistent with our plan, we intended to reduce our marketing budget, our discount program, web site development activities, and technology and operating infrastructure development. Furthermore, a series of operating expenses pertaining to the Company's shift in business model and associated costs have been accounted for, and expensed during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2002, the Company had a working capital surplus of $305,692 compared to a surplus of $284,868 on September 30, 2001, an increase of 7% over the comparable period. Our cash and cash equivalents balance was $32,182 and $17,529, an increase of 84%, and our marketable securities balance was $48,536 and $129,699 on June 30, 2002 and September 31, 2001, respectively, a decline of 63%. The decline in our marketable securities balance is due to the decline in the valuation of the Company's primary publicly-traded-holding, VHQ Entertainment, Inc., (TSE: VHQ).

Concurrent with the Company's change in controlling shareholder, in the second quarter of 2002, the Company received a debt financing commitment from eAngels International, Inc., the Company's controlling shareholder, for up to $1,000,000. As of June 30, 2002, Wilmington Rexford has drawn upon $371,000 and $585,000 has been drawn upon as of August 15th, 2002.

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

To date, virtually all of the company's resources have been provided from the sale of common stock and the issuance of debt. At the current rate of expenditure, additional funds from the sale of common stock or debt will have to be secured to enable the company to continue to operate. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

BUSINESS RISKS AND MANAGEMENT

We announced a change to our current business plan in January of 2001 and therefore have a very limited operating history under our current business plan. Although we have formed and capitalized Wilmington Rexford, Inc., we have not yet acquired any subsidiaries. Moreover, Wilmington Rexford is approaching profitability, with the substantial operating improvement of its affiliate companies.

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

FUTURE OPERATIONS

Prior to the first quarter of fiscal year 2002, the Company's principal business strategy focused on the distribution of packaged entertainment media, through distribution channels encompassing both online electronic commerce and traditional bricks-and-mortar outlets. The Company operated an online retail website WWW.ENTERTAINME.COM and through its fulfillment and distribution subsidiary, Langara Distribution, the Company offered distribution and fulfillment services to both traditional retail and online merchants.

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

   o monetize existing assets which have exhibited strong increased revenue, earnings and market share growth, and whom would benefit from an independent capital, management and operational structure; and

   o acquire companies and grow them organically, as well as via the acquisition of complementary businesses or product lines as the lead or majority investor.

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

           Not Applicable.

ITEM 5.    OTHER INFORMATION

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A)   EXHIBITS

--------------------------------------------------------------------------------

 REGULATION                                                          CONSECUTIVE
 S-B NUMBER                     EXHIBIT                              PAGE NUMBER
--------------------------------------------------------------------------------
    2.1          Agreement and Plan of Share Exchange (1)                N/A
--------------------------------------------------------------------------------
    3.1          Certificate of Incorporation, as amended (2)            N/A
--------------------------------------------------------------------------------
    3.2          Bylaws (2)                                              N/A
--------------------------------------------------------------------------------
    3.3          Certificate of Amendment of Certificate of
                 Incorporation (3)                                       N/A
--------------------------------------------------------------------------------
   10.1         Amended and Restated Investment Agreement with
                Swartz Private Equity, LLC (2)                           N/A
--------------------------------------------------------------------------------
   10.2         Amended and Restated Registration Rights Agreement
                with Swartz Private Equity, LLC (2)                      N/A
--------------------------------------------------------------------------------
   10.3         Amended Warrant to Purchase Common Stock issued to
                Swartz Private Equity, LLC (2)                           N/A
--------------------------------------------------------------------------------
   10.4         Proposed Form of Video One Canada Ltd. Business
                Agreement with Langara Distribution (2)(4)               N/A
--------------------------------------------------------------------------------
   99.1         Certification Pursuant to 18 U.S.C. Section 1350,
                as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002                               20
--------------------------------------------------------------------------------
----------------------------
(1) Incorporated by reference to the exhibits filed with the registrant's definitive information statement filed January 2, 2001 for the meeting held January 26, 2001.

(2) Incorporated by reference to the exhibits filed with the registrant's registration statement on Form SB-2, file number 333-70184.
(3) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated February 19, 2002, file number 0-28879.
(4) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

             B) REPORTS ON FORM 8-K: On May 7, 2002, the Registrant filed a a current report on Form 8-K dated May 1, 2002, disclosing the change of independent accountants. No financial statements were required to be filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WILMINGTON REXFORD, INC.
                                  (Registrant)


Date:    August 19, 2002          By:   /s/ ROBERT G. TAYLOR
                                     -------------------------------------------
                                      Robert G. Taylor
                                      President
                                      Principal Financial and Accounting Officer