Form 10-K
period 2002-09-30
WILMINGTON REXFORD INC
filed 2003-01-14
CIK 1081823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________  to  _____________

                         Commission file number: 0-28879

                            WILMINGTON REXFORD, INC.
                 (Name of small business issuer in its charter)

         DELAWARE                                    98-0348508
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

             420 LINCOLN ROAD, SUITE 301, MIAMI BEACH, FLORIDA 33139
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (305) 695-8755

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

State issuer's revenues for its most recent fiscal year:  $2,014,696

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $91,765.40 AS OF JANUARY 10, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,196,035 AS OF JANUARY 10, 2003

Transitional Small Business Disclosure Format (Check one):    Yes      ; No  X
                                                                  -----    -----

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

         On December 26th, 2001, an agreement was reached whereby a new organization and management team led by eAngels International would acquire controlling interest in E-Trend Networks, Inc. Effective February 19, 2002, we changed our name to Wilmington Rexford, Inc., in an effort to properly reflect changes in our business focus. Concurrent with the name change, we announced our plans to focus our operations on venture development, a business model predicated on the acquisition, financing, and management of a diverse portfolio of related businesses. We also plan to explore potential synergies within our current operations by expanding the product portfolio and service lines of our offline distribution and fulfillment business, with that of our online e-commerce business, capitalizing on our existing Business-to-Business e-commerce capabilities, as well as our unique capacity to combine product supply and technology infrastructure.

         We are now a strategic venture development company that proposes to acquire and manage a portfolio of related businesses. Operating in a diverse set of business activities, we will seek to make investments and / or acquisitions that meet our portfolio criteria, and then pursue pre-defined strategies to support the operating management in enhancing the value of these businesses. As of September 2002 our Venture Development operations from the reorganization were just getting started as we spent most of 2002 cleaning up E-Trend Networks and Langara Distribution.

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

         Prior to the first calendar quarter of 2002, our principal business strategy focused on the distribution of packaged entertainment media, through distribution channels encompassing both online electronic commerce and traditional bricks-and-mortar outlets. We operated an online retail website WWW.ENTERTAINME.COM and through our fulfillment and distribution subsidiary, Langara Distribution, we offered distribution and fulfillment services to both traditional retail and online merchants.

         Prior to the shift in our business model, we incurred significant losses since inception, and our cost of sales and operating expenses increased dramatically. This trend reflected the costs associated with our increased efforts to build market awareness, attract new customers, recruit personnel, build operating infrastructure, and develop and expand our web site and related transaction-processing systems. However, we initiated a restructuring plan in the fourth quarter of calendar 2001, which encompassed a series of cost-cutting initiatives. Consistent with our plan, we have attempted to reduce our marketing budget, our discount program, web site development activities, and technology and operating infrastructure development.

         Besides consulting operations of our parent company, most of our operations are conducted through our wholly-owned subsidiary, E-Trend Networks, Inc., a Nevada corporation, which we refer to as "E-Trend", and its wholly-owned subsidiary, Langara Distribution Inc., an Alberta corporation.

E-TREND NETWORKS

         E-Trend was founded as a Nevada corporation under the name "The MovieSource.com Corp." in April 1999 by VHQ Entertainment Inc., formerly Video Headquarters Inc. and eAngels International (Garrett K. Krause). Officers and directors of VHQ along with eAngels International (Garrett K. Krause) incorporated The MovieSource.com Corp. and provided the initial capitalization. The name of the company was changed to "E-Trend Networks, Inc." in February 2000. The stock of VHQ trades on the Toronto Stock Exchange under the symbol "VHQ." VHQ and eAngels founded E-Trend to mitigate the effects of technology on "bricks and mortar" retail operations and to expand its geographic reach by taking advantage of the continuing growth in the online market for home entertainment sales. E-Trend seeks to increase the depth of its entertainment marketing presence through the development of entertainment-related websites and through the acquisition of or distribution to both online and bricks and mortar retailers.

         E-Trend distributes packaged entertainment media, with distribution channels to both online retail e-commerce and traditional bricks and mortar retail outlets. E-Trend operates an online retail website (Entertainme.com) and, through Langara Distribution, it offers fulfillment services to other Internet retailers and wholesale services to traditional retailers. We do not own any other online or brick and mortar retail businesses. By generating sales from both bricks and mortar and online organizations, we believe we are mitigating our risks and maximizing our chances for success, especially during our managed growth phase. Despite the failures of many Internet "dot com" companies in 2000, industry analysts still predict growth in the online retail market. E-Trend will, subject to the availability of capital resources, seek to grow its online operations by:

   o     maintaining a focus on marketing through a network of affiliates;

   o     considering prudent mergers, acquisitions, and/or partnerships;

   o     increasing its depth of product offering;

   o assessing technology, such as broadband streaming and wireless, with the goal of enhancing the online experience and broadening the reach of its site if the addition of such technology is economically feasible;

   o capitalizing on its relationship with VHQ Entertainment by pursuing sales from within VHQ's growing customer base.



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

ENTERTAINME.COM

         E-Trend developed EntertainMe.com as an Internet entertainment superstore. Through this website, E-Trend offers movies on DVD and VHS and music on CDs and cassette, with convenience of shopping 24 hours a day, seven days a week. E-Trend's goal is to combine the advantages of online commerce with superior customer focus in order to be the preferred online retailer for filmed entertainment and music. E-Trend has designed its online storefront to offer a broad selection of products in each category, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized retail store-style merchandising and recommendations. E-Trend offers a virtual inventory that provides a selection of products that is five to ten times that of a typical "brick and mortar" retailer operating out of a traditional physical location. The site features live customer service NetReps, who are able to interact with customers in a chat-based format to offer assistance and product recommendations.

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

 LANGARA DISTRIBUTION

         Early in calendar 2000, E-Trend purchased Langara Distribution from a non-affiliated third party for E-Trend common stock and warrants. Langara Distribution has direct buying relationships with all the major music labels and currently handles music supply and fulfillment for E-Trend and other Internet retailers, as well as for a number of other traditional brick and mortar companies' wholesale accounts. Due to its business relationship with E-Trend, Langara offers preferential pricing to E-Trend. Currently, VHQ is Langara's largest customer, but new relationships are growing weekly. Further, in July 2001, Langara Distribution assumed responsibility for the supply and fulfillment of all our movies and music.

         In December 2000, E-Trend entered into an agreement with Video One Canada Ltd. ("Video One"), a wholesaler of pre-recorded movies and games. Video One is the largest distributor of pre-recorded movies in Canada and they provided supply and fulfillment services for our clients. However, in June of 2001, our agreement with Video One expired and, since Langara assumed the responsibility for the supply and fulfillment for our movies and music, Langara entered into an agreement with Video One for the supply and fulfillment of movies. Pursuant to the agreement between Langara and Video One, Video One charges Langara cost plus 11% for catalog titles and cost plus 6% for new release titles. We cannot assure anyone that Langara will maintain its relationship with Video One, or any other supplier capable of meeting our fulfillment requirements beyond the term of the existing agreement.

         We believe that Langara Distribution is able to compete within its market because:

   o it maintains relationships and alliances with a substantial number of manufacturers of entertainment products, which in turn eliminates the middleman;
   o     it carries key titles in both movie and music categories;

   o     it has developed a comprehensive business-to-business system;
   o it has developed an extensive product database which currently has approximately 160,000 music products,
         50,000 video products, and 1,450 entertainment accessories products;
   o it is able take advantage of favorable currency exchange rate in Canada; and
   o     it offers both imported and domestic entertainment products.

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


         Subject to the availability of capital resources, we also plan to utilize broader marketing strategies that and designed to drive traffic to our site that is pre-qualified by interest in the product lines. These strategies include:

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

   o PUBLICITY - We try to ensure that all relevant publications, such as Yahoo's Internet Life, Sympatico's NetLife, and eCompany, have EntertainMe.com prominently displayed in editorial coverage, especially in their fall/Christmas 2001 online shopping guides.

         Lastly, we will employ several different loyalty strategies to not only retain the customers who come to our site, but encourage them to purchase more frequently. This strategy includes opt-in email messages and offers, frequency discounts, coupons, and other benefits that we believe will differentiate us from the competition.

TECHNOLOGY

         Through our consultants and technical staff, we have developed technologies and implemented systems to support distributed, reliable and scalable online retailing in a secure and easy-to-use format. Using a combination of proprietary solutions and commercially available licensed technologies, we intend to deploy systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange. We estimate that approximately $800,000 and $412,000 were spent during the 2001 and 2000 fiscal years, respectively, on research and development activities, none of which was borne directly by customers. In 2002 our investment in Technology, programming and system development was approximately $200,000 and this was mostly paid in programmer salaries.

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

         DATA TRANSFER. Our distribution efforts are supported by two-way data transfer applications, which allow us to transmit orders to Langara Distribution and in return receive order status information, which is capable of being downloaded onto our web site.

INTELLECTUAL PROPERTY

         We use technology that we have developed internally, as well as technologies that are readily available from third party commercial packages. We enter into confidentiality and assignment agreements with all of our consultants and vendors who have access to our proprietary information.

         We currently own and use the unregistered trademark "entertainme". There is an existing Intended Use Trade Mark Application filed in the United States by Metro One Telecommunications, Inc. ("Metro One"'"), serial # 76189444, for the trademark "ENTERTAINME". It is our intention to oppose the trademark application of Metro One based on the fact that we have used the "entertainme" trademark since at least June 2000. We are in the process of filing our own application in the United States and Canada for the "entertainme" trademark. We cannot predict at this time if we will obtain a registration for this mark in either the United States or Canada.

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

EMPLOYEES

         As of  September  30,  2002,  Wilmington  Rexford,  E-Trend and Langara
Distribution had a total of 12 full time employees, including 4 executive positions, 1 in technology, 1 in marketing, 6 in operations, and 1 in accounting. None of our employees is covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal executive offices are located at 420 Lincoln Road, Suite 301 Miami Beach, Florida 33139 where we lease approximately 1000 square feet of space on a lease expiring April 2003. Our Subsidiary, Langara Distribution has an office located at 5919-3rd St. S.E., Calgary, Alberta, Canada, T2H 1K3 where we lease approximately 4,608 square feet of space on a lease expiring November 2004.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been trading on the over-the-counter bulletin board ("OTCBB") under the symbol "WREX" Since February 20, 2002 The common stock was first listed on June 9, 1998 under the symbol "MNGD". From March 1, 1999 to February 22, 2001, the stock traded under the symbol "CULE" and from February 22, 2001 to February 20, 2002 the stock traded under the symbol of "ETDN". The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.


    FISCAL QUARTER ENDING                         HIGH BID          LOW BID

    December 31, 2000.........................    $   9.38         $   1.56
    March 31, 2001............................    $   4.69         $   1.02
    June 30, 2001.............................    $   2.25         $   0.65
    September 30, 2001........................    $   2.50         $   1.00
    December 31, 2001.........................    $   1.85         $   0.72
    March 31, 2002............................    $   0.91         $   0.26
    June 30, 2002.............................    $   0.47         $   0.22
    September 30, 2002........................    $   0.29         $   0.10

    On January 10, 2003, the closing price for the common stock was $0.04

         As of September 30, 2002, there were 223 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.


ITEM 6.  MANAGEMENT'S DISCUSSION ANALYSIS AND PLAN OF OPERATION.

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

         On December 26th, 2001, an agreement was reached whereby a new organization and management team led by eAngels International would acquire controlling interest in E-Trend Networks, Inc. Effective February 19, 2002, we changed our name to Wilmington Rexford, Inc., in an effort to properly reflect changes in our business focus. Concurrent with the name change, we announced our plans to focus our operations on venture development, a business model predicated on the acquisition, financing, and management of a diverse portfolio of related businesses.

         In the first quarter of 2002, in relation to the proposed change in controlling shareholder, we received a debt financing commitment from eAngels International for up to $1,000,000. The notes carried an interest rate of ten percent and have a provision allowing for deferral of interest payments. The notes can be exchanged at any time for WREX common stock. The number of shares issued will be calculated by dividing the principal amount of notes to be exchanged by the exercise price of the common stock. Of the $1,000,000 debt financing commitment, Wilmington Rexford, Inc. utilized $0.00 in the first quarter; $185,000.00 in the second quarter; $194,983.88 in the third quarter; and $292,222.12 in the fourth quarter. The net proceeds were used to increase liquidity, repay debt, and for other general working capital and corporate purposes.

         On December 24, 2002, Wilmington Rexford and eAngels International agreed to an exchange of $200,000 of its $731,795.77 aggregate principal amount of outstanding debt securities, in a private placement for WREX common stock. As of the offer on December 24, 2002, $200,000 had been validly tendered and accepted for exchange. This will reduce Wilmington Rexford's total debt by $200,000. On the basis of the current trading price for WREX common stock, 10,000,000 shares were issued to eAngels EquiDebt Partners V, LLC, which is controlled by eAngels International as consideration for the exchange and subsequent reduction in debt securities. On the basis of the current outstanding amount of WREX common stock, the shares to be issued would represent approximately 66 percent of the WREX common stock on a fully diluted basis.

         Following the issuance of  approximately  10,000,000  shares to eAngels
EquiDebt Partners V, LLC, which is controlled by eAngels International in relation to the conversion of $200,000 in debt securities to WREX common stock, eAngels EquiDebt Partners V, LLC holds a majority of WREX's total issued and outstanding common shares, and is thus deemed our controlling and majority shareholder.

         During the year ended September 30, 2002, the Company borrowed $672,206 from eAngels. The notes bear interest at 10% per year and are due on July 1, 2003. For the year ended September 30, 2002, interest expense related to these notes totaled $22,221. These notes are not required to be repaid to the extent that the advances due from related parties, which totaled approximately $250,000 at September 30, 2002 are not collected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

IMPAIRMENT OF LONG-LIVED ASSETS.

         Our long-lived assets include property, equipment and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates change in the future we may be required to record impairment charges against these respective assets.

STOCK BASED COMPENSATION.

         Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No.123, Accounting for Stock-Based Compensation (SFAS123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25.

RESULTS OF OPERATIONS

         FISCAL YEARS ENDED SEPTEMBER 30, 2002 AND 2001. We experienced a nominal decrease in revenues for the year ended September 30, 2002 as compared to previous fiscal year. The decrease is primarily due to decreased unit sales of the Company's EntertainMe.com website. The decrease, both as a percentage of revenues and in absolute dollars, was primarily attributable to the reduction of the Company's advertising campaign consistent with cost cutting initiatives implemented during earlier periods. Sales for the 2002 fiscal year were $2,014,696, compared to $2,139,804 for the 2001 fiscal year.

         Gross profit was $364,767 and $293,032 for the twelve months ended September 30, 2002 and 2001, respectively, representing an increase of 24.5%, respectively. Gross margin increased to 18.1% from 13.7% for the year ended September 30, 2002 as compared to the previous fiscal year. Increases in the absolute dollars of gross profit for the twelve month period correspond with improvements in transportation and inventory management, improved product sourcing, suspension of the Company's discount reward program, as well as increased product sales of VHS movies and DVD videos, through the EntertainMe.com website, which carry a higher gross profit margin.

         Operating expenses decreased to $1,247,727 for the 2002 fiscal year from $2,378,112 for the 2001 fiscal year, representing 61.9% and 111% of net sales for the corresponding periods, respectively. The decline in absolute dollars of operating expenses for the twelve month period correspond with the Company's operational restructuring plan, which reduced the number of headcount positions in finance and administration within the Company, a reduction in our marketing budget, website development expenditures, technology and operating infrastructure expenditures, as well as a reduction in spending due to the completion of the Company's website, and b2b software platform, which were completed, and expensed, in the December 31, 2001 period.

         Net loss was $1,115,911 and $2,211,204 for the twelve months ended September 30, 2002 and 2001, respectively, a decrease of 49.5%. The improvement in net loss in comparison with the prior year was primarily due to increases in the Company's gross profit margin, and decline in marketing, technology, and administrative-related expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 2002, the Company had a working capital deficit of $609,619 compared to a surplus of $155,169 on September 30, 2001, a decrease of 492% over the comparable period. Our cash and cash equivalents balance was $26,262 and $112,524, a decrease of 76% and our marketable securities balance was $0 and $129,699. The decline in our marketable securities balance is due to the sale of the Company's primary publicly-traded-holding, VHQ Entertainment, Inc., (TSE:VHQ).

         Our operations used cash of $587,615 for the 2002 fiscal year, as compared to $1,675, 591 for the previous fiscal period. We also used $8,730 for the purchase of property and equipment, as compared to using $149,405 in fiscal 2001 for the purchase of property and equipment. We received $672,206 from the issuance of Note Debentures during the 2002 fiscal year from our majority shareholder, eAngels International, as compared to having raised $0 during fiscal 2001. In connection with this issuance, we advanced $224,655 to related parties during the fiscal year. It is expected that the company will receive net repayments from the related parties in the amount of $224,655, plus any interest that has accrued during fiscal 2003.

         At September 30, 2001, we had a working capital surplus of $155,169 compared to a surplus of $1,908,174 at September 30, 2000. To date, virtually all of our resources have been provided from the sale of common stock or the issuance of debt through our corporate debentures. At the current rate of expenditure, additional funds from the sale of common stock or debt will have to be secured to enable us to continue to operate.

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

         The Company has incurred substantial operating losses and negative cash flows from operations from inception through September 30, 2002. Although the Company believes it will become cash flow positive from operations by the end of the fiscal year ending September 30, 2003, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue or modify a business segment or overall operations.

         To address these concerns, the Company continues to pursue new debt and/or equity financing opportunities, and is actively expanding its customer base and is currently in process of implementing cost cutting strategies, to increase profitability and liquidity. Furthermore, concurrent with the Company's change in controlling shareholder, the Company received a debt financing commitment from eAngels International, for up to $1,000,000 in the first quarter. As of December 24, 2002, Wilmington Rexford had drawn upon $731,795.77 from the aforementioned eAngels International, Inc. debt financing commitment. As a result, Wilmington Rexford still has approximately $268,204 available to the Company, which can be used for general, corporate, and working capital purposes, under the debt financing commitment.

         The Company is also currently in negotiations with a series of funding sources to place a $1,000,000 inventory line of credit for the Company's Langara Distribution subsidiary. The Company believes that the placement of this inventory line of credit would have an immediate, favorable effect on the Company's financial position, as the Company would be able to attract, and service, a larger, and a more diverse set of customers.

         Management believes that actions presently being taken, as described in the preceding paragraph, provide the opportunity for the Company to continue as a going concern, however, there is no assurance this will occur.

         To date, virtually all of the company's resources have been provided from the sale of common stock and debt securities. At the current rate of expenditure, additional funds from the sale of common stock or debt will have to be secured to enable the company to continue to operate. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

         There is no assurance that this financing arrangement will enable us to implement our long-term growth strategy. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of attaining profitability, and the possible loss of your entire investment.

PLAN OF OPERATION

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

         Concurrent with the name change, the Company announced that it plans to focus its operations on venture development, a business model predicated on the acquisition, financing, and management of a diverse portfolio of related businesses. The Company will seek to make investments and or acquisitions that meet its portfolio criteria, and then pursue pre-defined strategies to support the operating management in enhancing the value of these businesses.

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

   o optimize current investments, and subsidiary companies, through operational improvements, by stimulating sales growth; redeploying marketing resources; improving productivity; effectively managing working capital; reducing costs; exploring portfolio synergies within our Company; and establishing results-driven incentive plans;

   o explicitly focus on improving Return on Capital (ROC) as a management goal alongside EPS and cash flow growth;

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

         We announced a change to our current business plan in January of 2002 and therefore have a very limited operating history under our current business plan. Although we have formed and capitalized Wilmington Rexford, Inc., we have not yet acquired any subsidiaries. Moreover, Wilmington Rexford is approaching profitability, with the substantial operating improvement of its affiliate companies. As of this filing, Langara Distribution is generating net income from operations, and www.EntertainMe.com is approaching profitability.

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

         The e-commerce sales and distribution of filmed entertainment and music is very competitive. We face a number of competitors, with competition existing on a global basis. The main competitive factors are availability, price and service. Management continues to review and assess our competitors, and is continually vigilant to industry trends.

         Within our current operations, which include our ecommerce segment, and our distribution segment, we will continue to seek strategic alliances and acquisitions that will complement our existing business and overall corporate strategy as expressed in our business plan. Furthermore, we believe we are poised to implement key strategic initiatives that will include:

            o increasing the number of music titles carried in Langara's inventory,
            o    adding DVD and key VHS titles to the Langara product mix,
            o    amending movie purchasing agreements to reduce product cost,
            o improving the data model and overall scalability of the e-commerce engine,
            o improving site capacity to seamlessly manage the planned increase in site traffic and sales volumes,
            o merging our three internet sites (MovieSource.com, VHQMusic.com and EntertainMe.com) into one brandable entertainment-focused supersite {EntertainMe.com (and EntertainMe.ca in Canada)},
            o    initiating new online marketing campaigns,
            o implementing new software to enable seamless B2B2C (Business to Business to Consumer) applications,
            o increasing offline internal sales efforts through the addition of sales personnel, trade show representation, and marketing campaigns,
            o    obtaining new equity capital, and
            o adding strategic alliances to expand the reach of entertainment products.

As of September 30, 2002, we had a working capital deficit of $609,619.

         As a result, we will need external financing to implement our plan of operations. Concurrent with the Company's change in controlling shareholder, the Company received a debt financing commitment from eAngels International, Inc., for up to $1,000,000 in the first quarter. As of December 24, 2002, Wilmington Rexford had drawn upon $731,795.77 from the aforementioned eAngels International, Inc. debt financing commitment. As a result, Wilmington Rexford still has approximately $268,204 available to the Company, which can be used for general, corporate, and working capital purposes, under the debt financing commitment.

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

         To date, virtually all of the company's resources have been provided from the sale of common stock and debt securities. At the current rate of expenditure, additional funds from the sale of common stock or debt will have to be secured to enable the company to continue to operate. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

         There is no assurance that this financing arrangement will enable us to implement our long-term growth strategy. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of attaining profitability, and the possible loss of your entire investment.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB, as well as statements made by the company in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations particularly those related to Internet commerce; (7) required accounting changes; (8) equipment failures, power outages, or other events that may interrupt Internet communications; (9) disputes or claims regarding the company's proprietary rights to its software and intellectual property; and (10) other factors over which the company has little or no control.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         At a shareholders' meeting held January 26, 2001, the shareholders of E-Trend Networks, Inc., then a private Nevada corporation, approved the election of KPMG LLP to audit the financial statements for the fiscal year ended September 30, 2001. Our Board of Directors recommended KPMG LLP because that firm was our existing certifying accountant, which then became the parent company of E-Trend Networks due to the acquisition described above. We did not consult KPMG regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

         Ernst & Young LLP had audited the financial statements of E-Trend Networks for the fiscal year ended September 30, 2000. The report of Ernst & Young did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         On May 1, 2002, our Directors announced the appointment of Kaufman, Rossin & Co., P.A. to audit the financial statements for the fiscal year ended September 30, 2002. The decision to change auditors was based upon financial considerations. During the two most recent fiscal years and the subsequent interim period, neither we nor anyone on our behalf consulted Kaufman, Rossin & Co., P.A. regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

         The audit report of KPMG LLP on our financial statements as of and for the fiscal year ended September 30, 2001 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except as follows:

         The audit report of KPMG LLP on our financial statements as of and for the fiscal year ended September 30, 2001 contained a separate paragraph stating:
"The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered substantial losses and negative operating cash flow, which circumstance raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this circumstance are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During our two most recent fiscal years and the subsequent interim period ending May 1, 2002, there were no disagreements between us and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KPMG LLP, would have caused that firm to make reference to the subject matter of the disagreement in connection with its audit report. We requested KPMG LLP to furnish a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated May 1, 2002, was filed as Exhibit 16.1 a Form 8-K dated May 1, 2002.

         There were no other  "reportable  events" as that term is  described in
Item 304a(1)(v) of Regulation S-K occurring within our two most recent fiscal years and the subsequent interim period ending May 1, 2002

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Our executive officers and directors are:

         NAME                      AGE     POSITION
         Garrett K. Krause          36     Chairman of the Board & Chief
                                           Executive Officer
         Robert G. Taylor           25     Director, President and Chief
                                           Financial Officer
         Sean L. Krause             32     Director, Vice President and
                                           Corporate Secretary
         Bob Duszynski              36     President, Langara Distribution, Inc.

         Our directors are elected annually by our shareholders and our officers are appointed annually by our board of directors. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

GARRETT K. KRAUSE, CHAIRMAN OF THE BOARD & CHIEF EXECUTIVE OFFICER.

         Mr. Krause was recently appointed as our Chairman & CEO on January 10, 2003. Since 1992, Mr. Krause has also been the Founder, and Managing Director of eAngels International, an angel investor network, based in Miami, Florida, where investors can come together to launch, invest in, and grow viable business concepts into industry-leading organizations. eAngels International played a principal role in the founding of Wilmington Rexford and continues to participate in the investment in the real estate, financial services, media, entertainment, and technology industries. Mr. Krause studied finance at University of Calgary before starting his private investment and entrepreneurial ventures. During his tenure at Wilmington Rexford, and at eAngels, Mr. Krause's responsibilities encompassed various areas of management operations, merchant and investment banking, venture capital, and corporate finance.

ROBERT G. TAYLOR, PRESIDENT AND CHIEF FINANCIAL OFFICER.

         Mr. Taylor has been our President and a director since January 2002. From November, 2001 to May, 2002, Mr. Taylor served as the President & CEO of Tec Factory, Inc., a Fort Lauderdale, Florida, based full-service infrastructure and facilities provider, delivering completely integrated services to expansion stage and emerging-growth companies. Mr. Taylor earned a Bachelor of Science and Masters in Business Administration from Loyola Marymount University in 2002 and is currently pursuing his Masters of Science in Financial Engineering at Claremont Graduate University. During his tenure at Wilmington Rexford, Inc., and at Tec Factory, Inc., Mr. Taylor's responsibilities encompassed various areas of management operations, business development and planning, financial, public and investor relations, and merchant and investment banking.

SEAN L. KRAUSE, VICE PRESIDENT.

         Mr. Sean Krause has been our Executive Vice President of Business Development and Corporate Secretary since January 2002. From January, 1995 to January, 2003, Mr. Sean Krause served as the President of FutureVest Corporation, an international venture capital and investment company, with principal operations in Miami, Florida. In addition to his duties at Wilmington Rexford, Mr. Sean Krause also serves on the board of directors of eAngels International, which he joined in February 2002. In 2001, Mr. Krause earned a Bachelors degree from Malaspina University in British Columbia, Canada. During his operational tenure at FutureVest, Inc., and at Wilmington Rexford, Inc., Mr. Sean Krause's responsibilities encompassed various areas of management operations, marketing, business and operational planning.

BOB DUSZYNSKI, PRESIDENT OF LANGARA DISTRIBUTION.

         Mr. Duszynski has been the President of Langara Distribution, Inc. since October, 2002. Prior to his appointment to the Presidency of Langara Distribution, Mr. Duszynski was the Vice President of Operations from April, 2000, to October, 2002. Prior to his appointment at Langara Distribution, Mr. Duszynski was the Manager of Operations and Purchasing for Diz Investments, Ltd., a music retail chain in Alberta, Calgary from 1984 to 2000. In his capacity as the Vice President of Operations at Langara Distribution, Mr. Duszynski was responsible for growing the size, loyalty and profitability of the customer base, focusing on relationship marketing, customer experience and market intelligence. Mr. Duszynski is a founding member of Langara Distribution, Inc. During his operational tenure at Langara Distribution and at Diz Investments, Ltd., Mr. Duszynski's responsibilities encompassed various areas of product selection and procurement, merchandising, fulfillment, marketing, sales, and management operations.

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

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         During the fiscal year ended September 30, 2002, the following persons were required to file reports under Section 16(a) of the Securities Exchange Act of 1934:

--------------------------------------------------------------------------------
REPORTING PERSON             DATE REPORT DUE                DATE REPORT FILED
--------------------------------------------------------------------------------
Robert G. Taylor           Form 3 due 01/28/02                  12/24/02
--------------------------------------------------------------------------------
Sean L. Krause             Form 3 due 01/28/02                  01/13/03
--------------------------------------------------------------------------------
Garrett K. Krause          Form 3 due 12/24/02                  12/27/02
--------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers for the last three completed fiscal years.


                           SUMMARY COMPENSATION TABLE
                                                                          LONG TERM COMPENSATION
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP        ALL OTHER
    PRINCIPAL                                          COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS      COMPENSA-
    POSITION        YEAR     SALARY ($)    BONUS ($)    TION($)         ($)       SARS (#)        ($)         TION($)
----------------------------------------------------------------------------------------------------------------------
    Robert G.       2002        -0-          -0-        $26,900        -0-          -0-          -0-          -0-
     Taylor
  President (1)<F1>
----------------------------------------------------------------------------------------------------------------------
   Ayaz Kara,       2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
  President (2)<F2>
----------------------------------------------------------------------------------------------------------------------
   Caroline G.      2001      $78,166        -0-          -0-          -0-          -0-          -0-          -0-
   Armstrong,       2000    Cdn$79,182       -0-          -0-          -0-        75,000         -0-          -0-
  President and
     CEO (3)<F3>
----------------------------------------------------------------------------------------------------------------------
    Gregg C.        2001        -0-          -0-          -0-          -0-        100,000        -0-          -0-
    Johnson,        2000     US$16,000       -0-      US$8,400(5)      -0-          -0-          -0-          -0-
  President (4)<F4>         Cdn$99,420
                    1999    Cdn$32,000       -0-       US$946(5)       -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
---------------------

(1)<F1>  Mr. Taylor was the President from January 2002 through December 2002.
(2)<F2>  Mr. Kara was the President from November 2001 to January 2002.
(3)<F3>  Ms. Armstrong was the President and Chief Executive Officer from March 2001 to November 2001.
(4)<F4>  Mr. Johnson was the President and Chief Executive Officer from July 1999 through February 2001.
(5)<F5>  At the time, we paid Mr. Johnson a car allowance as part of his compensation.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                 INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------------
                             NUMBER OF SECURITIES         PERCENT OF TOTAL
                            UNDERLYING OPTIONS/SARS    OPTIONS/SARS GRANTED TO   EXERCISE OR BASE PRICE
           NAME                   GRANTED(#)           EMPLOYEES IN FISCAL YEAR          ($/SH)           EXPIRATION DATE
-------------------------------------------------------------------------------------------------------------------------
     Robert G. Taylor                -0-                        --                        --                    --
-------------------------------------------------------------------------------------------------------------------------
        Ayaz Kara                    -0-                        --                        --                    --
-------------------------------------------------------------------------------------------------------------------------
  Caroline G. Armstrong              -0-                        --                        --                    --
-------------------------------------------------------------------------------------------------------------------------




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

                                                                            EXERCISABLE/            EXERCISABLE/
                                                                           UNEXERCISABLE           UNEXERCISABLE

------------------------------------------------------------------------------------------------------------------
   Robert G. Taylor               -0-                    -0-                  -0-/-0-                 -0-/-0-
------------------------------------------------------------------------------------------------------------------
       Ayaz Kara                  -0-                    -0-                  -0-/-0-                 -0-/-0-
------------------------------------------------------------------------------------------------------------------
 Caroline G. Armstrong            -0-                    -0-                  -0-/-0-                 -0-/-0-
------------------------------------------------------------------------------------------------------------------


         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. Although we offer a standard medical plan, we have no longer-term incentive or compensation plans. We anticipate offering some form of incentive-based monetary compensation in the future.

STOCK OPTION PLANS

         On January 26, 2001, our shareholders adopted a stock option plan, under which an aggregate of 4,000,000 shares of common stock are reserved for issuance pursuant to the exercise of stock options. These options may be granted to our employees, officers, directors, and consultants. We may also make awards of restricted stock under this plan. Shares issued under this plan are "restricted" in the sense that they are subject to repurchase by us at cost during the vesting period. The options issued under our previous 2001 option plan were assumed under our new stock option plan.

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

         An option may not be exercised unless the optionee then is an employee, officer, or consultant of us or our subsidiaries, and unless the optionee has remained continuously as an employee, officer, or consultant since the date of grant of the option. If the optionee ceases to be an employee, officer, or consultant other than by reason of death, disability, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate three months after the date the optionee ceases to be an employee, officer or consultant. All options that are not vested to an optionee, under the conditions stated in this paragraph for which employment ceases, will immediately terminate on the date the optionee ceases employment or association.

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

         OUTSTANDING OPTIONS. As of September 30, 2002, there were 9,000 stock options left under this plan and an additional 300,000 options outside this plan.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of December 31, 2002:

----------------------------------------------------------------------------------------------------------------------
        NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>      AMOUNT AND NATURE OF BENEFICIAL    PERCENT OF CLASS (2)<F2>
                                                                     OWNERSHIP
----------------------------------------------------------------------------------------------------------------------
Garrett K. Krause
1521 Alton Road,  #352
Miami Beach, FL 33139                                              10,500,000 (3)<F3>                69.0%
----------------------------------------------------------------------------------------------------------------------
Sean Krause
6114 Mystic Way
Nanaimo, B.C.  V9V 1M7 CANADA                                       401,900 (4)<F4>                  2.64%
----------------------------------------------------------------------------------------------------------------------
eAngels Equidebt Partners V
1521 Alton Road, #352                                              10,000,000 (5)<F5>                65.81%
Miami Beach, FL 33139
----------------------------------------------------------------------------------------------------------------------
VHQ Entertainment, Inc.
6201 - 46th Avenue                                                 2,000,000 (6)<F6>                 13.16%
Red Deer, AB T4N 6Z1 Canada
----------------------------------------------------------------------------------------------------------------------
Web Capital Ventures, Inc. (Sara Hallitex Corp.)
1400 W. Cypress Creek Road                                             500,000                        3.29%
Fort Lauderdale, FL 33309-1917
----------------------------------------------------------------------------------------------------------------------
FutureVest Corporation
6114 Mystic Way                                                        401,900                        2.64%
Nanaimo, B.C.  V9V 1M7 CANADA
----------------------------------------------------------------------------------------------------------------------
Robert G. Taylor
870 W. Bonita Avenue #120                                                0                             --
Claremont, CA 91711
----------------------------------------------------------------------------------------------------------------------
All officers and directors as a group  (3 persons)               10,901,900 (3)<F3> (6)<F6>          71.74%
----------------------------------------------------------------------------------------------------------------------

(1)<F1>  To our  knowledge,  except as set forth in the  footnotes  to this table and subject to  applicable  community property laws, each person named in the table has sole voting and investment  power with respect to the shares set forth opposite such person's name.

(2)<F2>  This table is based on  15,196,035  shares of Common Stock  outstanding  as of December 31, 2002.  If a person listed on this table has the right to obtain additional shares of Common  Stock  within  sixty  (60) days from
         December 31, 2002,  the  additional  shares  are  deemed  to  be  outstanding for the purpose of computing the percentage of class owned by such person,  but are not deemed to be  outstanding  for the purpose of computing the percentage of any other person.

(3)<F3>  Includes  10,000,000  shares owned of record by eAngels  EquiDebt  Partners V, LLC and 500,000 shares owned of record by Web Capital Ventures, Inc.  Both entities are controlled by Garrett K. Krause.

(4)<F4>  Includes the 401,900 shares owned by FutureVest Corporation.  This Entity is controlled by Sean Krause.

(5)<F5>  Does not include  shares that eAngels has the right to obtain upon  conversion of its  outstanding  debentures into shares of the Company's stock.

(6)<F6>  eAngels  International  currently  has an option to purchase  the  2,000,000  shares at $0.40 per share.  This agreement is currently being modified on a mutual agreed basis by both parties.


         Mr. Garrett Krause may be deemed to be the "parent" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

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

EANGELS INTERNATIONAL

         In the first quarter of 2002, in relation to the change in controlling shareholder, we received a debt financing commitment from eAngels International for up to $1,000,000. Of the $1,000,000 debt financing commitment, Wilmington Rexford, Inc. utilized $0.00 in the first quarter; $185,000.00 in the second quarter; $194,983.88 was in the third quarter; and $292,222.12 in the fourth quarter. The net proceeds were used to increase liquidity, repay debt, and for other general working capital corporate purposes. The notes carried an interest rate of ten percent and have a provision allowing for deferral of interest payments. The notes can be exchanged at any time for WREX common stock. The number of shares issued will be calculated by dividing the principal amount of notes to be exchanged by the exercise price of the common stock.

         Garrett K. Krause is the founder and managing director of eAngels International and Manager or eAngels EquitDebt Partners V, LLC.

         On December 24, 2002, Wilmington Rexford and eAngels International agreed to exchange $200,000 of its $731,795.77 aggregate principal amount of outstanding debt securities, in a private placement for WREX common stock. As of the offer on December 24, 2002, approximately $200,000 had been validly tendered and accepted for exchange. This will reduce Wilmington Rexford's total debt by over $200,000. On the basis of the current trading price for WREX common stock, 10,000,000 shares were issued to eAngels EquitDebt Partners V, LLC, which is Managed by eAngels International as consideration for the exchange and subsequent reduction in debt securities.

LOANS TO OTHER ENTITIES

         We have made loans to entities owned and/or controlled by Garrett K. Krause or Sean L. Krause as follows:

-------------------------------------------------------------------------------------------------------------------
Name of Entity                  Date of Loan                 Amount Loaned and            Business of Entity
                                                             Outstanding at 9/30/02
-------------------------------------------------------------------------------------------------------------------
WSY Limited                     Mar 2002 - Sept 2002         $ 51,662.27 (1) (2)          www.Stockpicks.com
-------------------------------------------------------------------------------------------------------------------
FutureVest Corp.                Mar 2002 - Sept 2002         $ 66,372.06 (1) (2)          Financial
-------------------------------------------------------------------------------------------------------------------
South Beach Partners            Mar 2002 - Sept 2002         $ 55,687.25 (1) (2)          Hedge Fund Trading
-------------------------------------------------------------------------------------------------------------------
WorldVest Properties            Mar 2002 - Sept 2002         $ 73,716.59 (1) (2)          Real Estate Development
-------------------------------------------------------------------------------------------------------------------
TransJet.com, Inc.              Mar 2002 - Sept 2002         $   2,500.00 (1) (2)         Aviation and Auto Rental
-------------------------------------------------------------------------------------------------------------------

(1) All loans have been secured for repayment by eAngels International as an offset from the outstanding Debentures. These loans have all been extended through September 30, 2003.

(2) These loans were made to these related entities to advance the company according to the new business model established in February of 2002 whereby Wilmington Rexford has adopted a new Venture Development business strategy to help young companies in hopes of further funding, acquisition or participation in the resulting company.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
  REGULATION
  S-B NUMBER                                EXHIBIT
--------------------------------------------------------------------------------
     2.1          Agreement and Plan of Share Exchange (1)
--------------------------------------------------------------------------------
     3.1          Certificate of Incorporation, as amended (2)
--------------------------------------------------------------------------------
     3.2          Bylaws (2)
--------------------------------------------------------------------------------
    10.1          Amended and Restated Investment Agreement with Swartz
                  Private Equity, LLC (2)
--------------------------------------------------------------------------------
    10.2          Amended and Restated Registration Rights Agreement with Swartz
                  Private Equity, LLC (2)
--------------------------------------------------------------------------------
    10.3          Amended Warrant to Purchase Common Stock issued to Swartz
                  Private Equity, LLC (2)
--------------------------------------------------------------------------------
    10.4          Proposed Form of Video One Canada Ltd. Business Agreement with
                  Langara Distribution (2)(3)
--------------------------------------------------------------------------------
    10.5          Debentures issued to eAngels International
--------------------------------------------------------------------------------
    10.6          Promissory Note from WorldVest Holding Corporation
--------------------------------------------------------------------------------
    10.7          Promissory Note from FutureVest Corporation
--------------------------------------------------------------------------------
    10.8          Promissory Note from South Beach Partners, LLC/South Beach
                  Entertainment
--------------------------------------------------------------------------------
    10.9          Promissory Note from WSY Limited, Inc.
--------------------------------------------------------------------------------
    10.10         Promissory Note from TransJet.com/Wild Toyz
--------------------------------------------------------------------------------
    10.11         Guaranty from eAngels International dated December 12, 2002
--------------------------------------------------------------------------------
     21           Subsidiaries of the registrant (2)
--------------------------------------------------------------------------------
    99.1          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

----------------

(1) Incorporated by reference to the exhibits to the registrant's definitive proxy statement filed January 2, 2001.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-2, file number 333-70184.
(3) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Reports on Form 8-K:  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WILMINGTON REXFORD, INC.



Date:   January 13, 2003            By: /s/ GARRETT KRAUSE
     ---------------------             -----------------------------------------
                                         Garrett Krause, Chairman / CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                          TITLE                                   DATE


/s/ GARRETT K. KRAUSE            Chairman of the Board & CEO               JANUARY 13, 2003
----------------------------     (Principal Executive,  Financial, and   --------------------
Garrett K. Krause                Accounting Officer)


/s/ ROBERT G. TAYLOR                                                       JANUARY 13, 2003
----------------------------     Director, President                     --------------------
Robert G. Taylor


/s/ SEAN L. KRAUSE                                                         JANUARY 13, 2003
----------------------------     Director, Vice President                --------------------
Sean L. Krause


                                  CERTIFICATION


I, Garrett K. Krause, certify that:


1. I have reviewed this annual report on Form 10-KSB of Wilmington Rexford, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


        b)    evaluated   the  effectiveness  of   the  registrant's  disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


        c)    presented   in  this   annual   report  my  conclusions  about the
              effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


        a)    all   significant  deficiencies  in  the  design  or  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 13, 2003


                                          /s/ GARRETT K. KRAUSE
                                      ------------------------------------------
                                      Chairman of the Board and CEO
                                      (principal executive officer and principal
                                      financial officer)

                                       WILMINGTON REXFORD, INC. AND SUBSIDIARIES
                                                    F/K/A E-TREND NETWORKS, INC.
--------------------------------------------------------------------------------

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                              SEPTEMBER 30, 2002

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders
Wilmington Rexford, Inc. (f/k/a E-Trend Networks, Inc.)
Miami Beach, Florida


We have audited the accompanying consolidated balance sheet of Wilmington Rexford, Inc. and Subsidiaries (f/k/a E-Trend Networks, Inc.) as of September 30, 2002, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilmington Rexford, Inc. and Subsidiaries (f/k/a E-Trend Networks, Inc.) as of September 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred substantial losses and negative cash flows from operations since inception. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company can not continue in existence.



                                    /s/ KAUFMAN, ROSSIN & CO.

                                    KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
December 27, 2002

KPMG

KPMG LLP
CHARTERED ACCOUNTANTS
1200 205-5th Avenue SV                                  Telephone (403) 691-8000
Calgary AB  T2P 4B9                                     Telefax (403) 691-8008
                                                        www.kpmg.ca


INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Wilmington Rexford, Inc. (formerly E-Trend Networks, Inc.)



We have audited the consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows of E-Trend Networks, Inc. for the year ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of E-Trend Networks, Inc. and its subsidiary company for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered substantial losses and negative operating cash flow, which circumstance raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this circumstance are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP

Chartered Accountants
Calgary, Canada
November 8, 2001

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002

============================================================================================

ASSETS
=============================================================================================
CURRENT ASSETS
     Cash                                                                   $         26,262
     Accounts receivable, net of allowances of $6,336                                 17,430
     Inventory                                                                       247,793
     Prepaid and other current assets                                                  1,590
---------------------------------------------------------------------------------------------
         Total current assets                                                        293,075

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $194,773                  261,759

ADVANCES DUE FROM RELATED PARTIES                                                    250,000

GOODWILL, net of accumulated amortization of $58,552                                 135,574
---------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                           $        940,408
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
=============================================================================================

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                               $        230,488
     Notes payable - stockholder                                                     672,206
---------------------------------------------------------------------------------------------
         Total current liabilities                                                   902,694
---------------------------------------------------------------------------------------------

LEASE COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.0001 per share, 1,000,000 shares
         authorized, zero issued and outstanding                                           -
     Common stock, par value $0.0001 per share, 20,000,000 shares
         authorized, 5,196,035 issued and outstanding                                819,843
     Additional paid-in capital                                                    3,601,406
     Accumulated other comprehensive loss                                (            34,725)
     Deficit                                                             (         4,348,810)
---------------------------------------------------------------------------------------------
         Total stockholders' equity                                                   37,714
---------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $        940,408
=============================================================================================

                             See accompanying notes.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED SEPTEMBER 30, 2002 AND 2001

============================================================================================================================

                                                                                    Year Ended               Year Ended
                                                                               September 30, 2002        September 30, 2001
============================================================================================================================
SALES ($853,748 and $1,111,216 to related parties)                              $     2,014,696           $    2,139,804

COST OF SALES                                                                         1,649,929                1,846,772
----------------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                                            364,767                  293,032

     Operating expenses                                                               1,247,727                2,378,112
     Depreciation and amortization                                                      115,417                   91,603
     Interest and other expense (income)                                                117,534         (        110,479)
     Costs related to business combination                                                    -                  145,000
----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                        $     1,115,911           $    2,211,204
============================================================================================================================

OTHER COMPREHENSIVE (LOSS) INCOME
     Unrealized (loss) gain on investment                                       $        13,845         ( $      102,947)
     Foreign currency translation adjustment                                              2,151         (         18,084)
----------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                              $     1,099,915           $    2,332,235
============================================================================================================================

Net loss per share, basic and diluted                                         ( $          0.21)        ( $         0.45)
============================================================================================================================

Weighted average common shares outstanding, basic and diluted                         5,212,657                4,945,579
============================================================================================================================


                             See accompanying notes.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2002 AND 2001

==========================================================================================================================
                                                    Common Stock             Additional       Advance         Deferred
                                           --------------------------------   Paid-in         Due From      Stock Based
                                               Number          Amount         Capital      Related Party    Compensation
--------------------------------------------------------------------------------------------------------------------------

BALANCES - SEPTEMBER 30, 2000                 8,883,734    $     38,854    $  3,601,406    $          -    $          -

Common shares of Cool Entertainment, Inc.
     at time of acquisition                  38,340,636      13,488,710               -               -               -

Effect of 1:100 reverse stock split        ( 37,957,305)              -               -               -               -
-----------------------------------------------------------
                                                383,331               -               -               -               -

Issued in exchange for common shares of
     E-Trend Networks, Inc.                   4,439,371               -               -               -               -

Elimination of Cool Entertainment, Inc.
     share capital under reverse-take-over
     accounting                                       -   (  13,488,710)              -               -               -

Issued for settlement of notes payable           25,000          93,789               -               -               -

Issued for settlement of notes payable           15,000          45,000               -               -               -

Issued in exchange for fees and services
     provided                                   253,680         481,992               -   (      22,800)              -

Issued for deferred stock-based
     compensation                                96,320         183,008               -               -   (     183,008)

Net loss for the year                                 -               -               -               -               -

Charge for excess of consideration given
     over net book value                              -               -               -               -               -

Change in unrealized loss on investment               -               -               -               -               -

Foreign currency translation adjustment               -               -               -               -               -
--------------------------------------------------------------------------------------------------------------------------
BALANCES - SEPTEMBER 30, 2001                 5,212,702         842,643       3,601,406   (      22,800)  (     183,008)

Amortization of deferred stock-based
     compensation                                     -               -               -               -         183,008

Return of stock and forgiveness of note
     receivable                            (     16,667)  (      22,800)              -          22,800               -

Net loss for the year                                 -               -               -               -               -

Change in unrealized loss on investment               -               -               -               -               -

Foreign currency translation adjustment               -               -               -               -               -
--------------------------------------------------------------------------------------------------------------------------

BALANCES - SEPTEMBER 30, 2002                 5,196,035    $    819,843    $  3,601,406    $          -    $          -
==========================================================================================================================




=============================================================================================================
                                                               Unrealized      Cumulative        Total
                                                             Gain (Loss) On   Translation    Stockholders'
                                                 Deficit       Investment      Adjustment        Equity
-------------------------------------------------------------------------------------------------------------

BALANCES - SEPTEMBER 30, 2000                ($   866,495)   $     89,102     ($   18,792)    $  2,844,075

Common shares of Cool Entertainment, Inc.
     at time of acquisition                             -               -               -       13,488,710

Effect of 1:100 reverse stock split                     -               -               -                -
                                                        -               -               -                -

Issued in exchange for common shares of
     E-Trend Networks, Inc.                             -               -               -                -

Elimination of Cool Entertainment, Inc.
     share capital under reverse-take-over
     accounting                                         -               -               -    (  13,488,710)

Issued for settlement of notes payable                  -               -               -           93,789

Issued for settlement of notes payable                  -               -               -           45,000

Issued in exchange for fees and services
     provided                                           -               -               -          459,192

Issued for deferred stock-based
     compensation                                       -               -               -                -

Net loss for the year                        (  2,211,204)              -               -    (   2,211,204)

Charge for excess of consideration given
     over net book value                     (    155,200)              -               -    (     155,200)

Change in unrealized loss on investment                 -   (     102,947)              -    (     102,947)

Foreign currency translation adjustment                 -               -     (    18,084)   (      18,084)
-------------------------------------------------------------------------------------------------------------------
BALANCES - SEPTEMBER 30, 2001                (  3,232,899)  (      13,845)    (    36,876)         954,621

Amortization of deferred stock-based
     compensation                                       -               -               -          183,008

Return of stock and forgiveness of note
     receivable                                         -               -               -                -

Net loss for the year                        (  1,115,911)              -               -    (   1,115,911)

Change in unrealized loss on investment                 -          13,845               -           13,845

Foreign currency translation adjustment                 -               -           2,151            2,151
-------------------------------------------------------------------------------------------------------------------

BALANCES - SEPTEMBER 30, 2002                ($ 4,348,810)   $          -     ($   34,725)    $     37,714
===================================================================================================================





                             See accompanying notes.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002 AND 2001

================================================================================================================================
                                                                                           2002                     2001
================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      ( $      1,115,911)      ( $    2,211,204)
--------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Shares issued in exchange for services                                                     -                481,992
         Depreciation and amortization                                                        115,417                 91,603
         Amortization of deferred stock-based compensation                                    183,008                      -
         Loss on investment                                                                   118,320                      -
         Cumulative translation adjustment                                                      1,414      (           8,351)
     Changes in operating assets and liabilities:
         Accounts receivable                                                                   29,653                 16,207
         Due from related parties                                                             229,978      (          15,969)
         Inventory                                                                 (           18,473)     (         188,976)
         Prepaid expenses and other current assets                                             45,712      (          46,529)
         Accounts payable and accrued liabilities                                  (          176,733)               205,636
--------------------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                           528,296                535,613
--------------------------------------------------------------------------------------------------------------------------------
                      Net cash used in operating activities                        (          587,615)     (       1,675,591)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Business combination                                                                           -      (          23,000)
     Net repayments from related party                                                        166,349                 65,360
     Loans to related parties                                                      (          224,655)                     -
     Purchase of property and equipment                                            (            8,730)     (         149,405)
--------------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                        (           67,036)     (         107,045)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable - stockholder                                                 672,206                      -
     Net (repayments) borrowings on line of credit facility                        (          103,817)                29,001
--------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities                               568,389                 29,001
--------------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                               (           86,262)     (       1,753,635)

CASH AT BEGINNING OF PERIOD                                                                   112,524              1,866,159
--------------------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                                $         26,262        $       112,524
================================================================================================================================

Supplemental Disclosures:
--------------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                                   $           5,753       $        17,350
================================================================================================================================

     Income taxes paid                                                               $               -       $             -
================================================================================================================================

Supplemental Disclosures of Non-cash Investing and Financing Activities:
--------------------------------------------------------------------------------------------------------------------------------

     During the year ended September 30, 2002, the Company sold an investment
     to a related party in exchange for a note                                       $          25,345       $             -
================================================================================================================================

                            See accompanying notes.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
F/K/A E-TREND NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

         BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Wilmington Rexford, Inc. (Parent), its wholly owned subsidiary E-Trend Networks, Inc. (E-Trend) and E-Trend's wholly owned subsidiary Langara Distribution, Inc. (Langara) (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         BUSINESS ACTIVITY

         Wilmington Rexford, Inc. (WilRex) was incorporated on June 17, 1996 under the laws of the State of Colorado and changed its domicile in February 2001 to the State of Delaware. WilRex targets investment opportunities in industries with the potential to achieve significant capital appreciation. E-Trend was incorporated on April 29, 1999 under the laws of the State of Nevada and is an online "entertainment superstore", specializing in the sale of movies, music, and electronics. Langara was incorporated on June 28, 1999 under the laws of the Province of Alberta Canada and manages an inventory of popular music and movie titles. Langara offers business-to-business fulfillment services to electronic commerce companies and third party e-commerce partners, as well as providing wholesale services to the brick and mortar retailers.

         RECEIVABLES

         Accounts receivable are uncollateralized customer obligations due under normal trade terms. The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all notes receivable and accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.


         REVENUE RECOGNITION

         Revenues derived from product sales is recognized on delivery of the product. Wholesale sales are subject to potential returns by the customer; however any such returns can be passed back to the Company's supplier. Sales returns from retail customers are not significant. Revenue includes shipping charges billed to customers, which charges are based substantially on third-party shipping costs incurred.

         The Company derives revenues from providing consulting services to entities that are related by virtue of common control. The Company recognizes revenue from these services at such time the entity receiving the service has the ability to pay from funds generated from operations or received from independent sources and collection is reasonably assured.

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

         INVENTORY

         Inventory consists principally of music and movie compact discs that are stated at the lower of cost, determined by the first-in, first-out method, or market.

         PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not extend the lives of the respective assets are charged to expense currently.

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

         DEPRECIATION AND AMORTIZATION

         Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements and property under capital leases is computed on a straight-line basis over the shorter of the estimated useful lives of the assets or the term of the lease. The range of useful lives is between 3 and 10 years.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

              CASH - The carrying amount approximates fair value because of the short maturity of those instruments.

              NOTES  PAYABLE - The fair  value of notes  payable  are  estimated using  discounted  cash  flows  analyses  based  on the  Company's incremental borrowing rates for similar types of borrowing arrangements. At September 30, 2002, the fair value approximates the carrying value.

              ADVANCES DUE FROM RELATED PARTIES - The fair value of advances due from related parties are determined by calculating the present value of the instruments using a current market rate of interest as compared to the stated rate of interest and giving effect for the right to offset with the note payable from related party in the event of non performance. At September 30, 2002, the fair value approximates the carrying value.

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

         GOODWILL
         In connection with its acquisition of Langara effective January 1, 2000, the Company has recorded goodwill of $200,000, which is the excess of the purchase price over the fair value of the net assets acquired. The acquisition was accounted for by the purchase method. The Company evaluated the underlying facts and circumstances related to the acquisition in establishing the amortization period for the related goodwill. The goodwill is being amortized on a straight-line basis over 10 years.

         The Company continuously evaluates whether events have occurred or circumstances exist which impact the recoverability of the carrying value of long-lived assets and related goodwill, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the
         Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         CONCENTRATION OF REVENUE

         Revenues from VHQ Entertainment, Inc. (VHQ), a former shareholder, accounted for approximately 42% and 49% of total revenue for the years ended September 30, 2002 and 2001, respectively. In addition, another customer accounted for approximately 16% of revenue for the year ended September 30, 2002.

         INCOME TAXES

         The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes. Under this method, the Company records deferred taxes based on temporary differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

         STOCK COMPENSATION

         Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25. Pro forma disclosures of net income and earnings per share have been made in accordance with SFAS 123.

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

         SEGMENT REPORTING

         The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in three operating segments for purposes of presenting financial information and evaluating performance. The Parent targets investment opportunities, while E-Trend and Langara are retail and wholesale distributors of entertainment products, respectively. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

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

         FOREIGN CURRENCY TRANSLATION

         The functional currency of E-Trend and Langara is in the Canadian dollar. Accordingly all assets and liabilities are translated into United States dollars at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of the financial statements of the Company are recorded in a "Cumulative Translation Adjustment" account in stockholders' equity.

         Transactions denominated in other that Canadian dollars are translated at the exchange rate on the transaction date. Monetary assets and liabilities denominated in other than Canadian dollars are translated at the exchange rate in effect on the balance sheet date. The resulting exchange gains and losses on these items are included in operations.

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 2.  GOING CONCERN
--------------------------------------------------------------------------------

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

         The Company has incurred substantial operating losses and negative cash flows from operations from inception through September 30, 2002. Although the Company believes it will become cash flow positive from operations by the end of the fiscal year ending September 30, 2003, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue a business segment or overall operations.

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

--------------------------------------------------------------------------------
NOTE 3.  BUSINESS COMBINATION
--------------------------------------------------------------------------------

         COOL ENTERTAINMENT, INC.

         Effective February 21, 2001, an arrangement was completed between the Parent and Cool Entertainment, Inc. (Cool) whereby the Company's stockholders exchanged all of their common shares for 4,439,371 common shares of Cool. In connection with the transaction the Company also acquired associated assets for cash and common shares.

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

--------------------------------------------------------------------------------
NOTE 3.  BUSINESS COMBINATION (Continued)
--------------------------------------------------------------------------------

         Net book value of assets acquired:
           Property and equipment of Cool, at book value         $       10,940
           Assets acquired in associated transactions                    68,000
           Less working capital deficiency                      (        72,351)
         -----------------------------------------------------------------------

                                                                 $        6,589
         =======================================================================

         Assigned value of 4,439,371  common shares issued in
           exchange for common shares issued in exchange for
           common shares of Cool                                 $            -
         Settlement of liability assumed by the issue of 25,000
           common shares                                                 93,789
         Issue of 15,000 common shares on the acquisition of
           associated assets                                             45,000
         Cash paid on the acquisition assets                             23,000
         -----------------------------------------------------------------------
                                                                        161,789
         Less excess of consideration given over net book
           value of assets acquired                             (       155,200)
         -----------------------------------------------------------------------

                                                                 $        6,589
         =======================================================================

         Costs of $145,000 related to the acquisition were charged to operations
         as  they  were  in  excess  of  the  cash   received  on  the  business
         combination.

         Other transactions relating to the foregoing arrangement, and integral thereto, were as follows:

           1. Change of the Company's name from Cool Entertainment, Inc. to E-Trend Networks, Inc.;

           2. Re-domestication of the Company to the State of Delaware from the State of Nevada;

           3.  Reverse stock split of 1-for-100 common shares;

           4. Continuance, on a equivalent basis, of all of the unexpired and unexercised outstanding stock options and warrants of the former E-Trend company under the same terms and conditions;

           5.  Cancellation of all of the outstanding warrants of Cool;

           6. Settlement of a note payable of $93,789 to Fictional Media, Inc., a company controlled by stockholders of Cool, by way of the issuance of 25,000 common shares; and

           7. Cash payment of $23,000 and the issuance of a promissory note of $45,000 by the Parent to Fictional Media, Inc. in exchange for property and equipment, subsequently settled by way of the issuance of 15,000 common shares.

--------------------------------------------------------------------------------
NOTE 4.  PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

         Property and equipment consisted of the following:

                                                                  September 30,
                                                                      2002
         =======================================================================

         Computer software                                        $     259,111
         Computer hardware                                              120,528
         Furniture and fixtures                                          33,117
         Leasehold improvements                                          43,776
         -----------------------------------------------------------------------
                                                                        456,532
         Less accumulated depreciation and amortization          (      194,773)
         -----------------------------------------------------------------------

                                                                  $     261,759
         =======================================================================

         Depreciation  and   amortization   expense  relating  to  property  and
         equipment totaled $95,569 and $71,647 for the years ended September 30, 2002 and 2001.

--------------------------------------------------------------------------------
NOTE 5.  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

         VHQ ENTERTAINMENT, INC.

         By means of an agreement dated December 26, 2001 and amended on February 12, 2002, eAngels International ("eAngels"), through its operating entity, The Game Holdings, Ltd., agreed to purchase 2,000,000 common shares of the Company owned by VHQ thus acquiring a controlling interest in the Company. In conjunction with the stock purchase, (a) the existing officers and directors of the Company resigned and designees of the purchaser were appointed in their place and (b) the Company initiated steps to change its name to Wilmington Rexford, Inc., effective February 19, 2002.

         At September  30, 2001,  the Company owned 99,900 common shares of VHQ.
         On September 30, 2002, the Company sold this investment at a loss of $118,320 to an entity that is controlled by the majority shareholder of the Company in exchange for a note in the amount of $25,345.

         NOTES PAYABLE STOCKHOLDER

         During the year ended September 30, 2002, the Company borrowed $672,206 from eAngels. The notes bear interest at 10% per year and are due on July 1, 2003. For the year ended September 30, 2002, interest expense related to these notes totaled $22,221. These notes are not required to be repaid to the extent that the advances due from related parties discussed below are not collected.

--------------------------------------------------------------------------------
NOTE 5.  RELATED PARTY TRANSACTIONS (Continued)
--------------------------------------------------------------------------------

         ADVANCES DUE FROM RELATED PARTIES

         During the year ended September 30, 2002, the Company advanced $250,000 to various entities controlled by the majority shareholder of the Company. These advances bear interest at 10% per year. For the year ended September 30, 2002, interest income related to these advances totaled $16,248.

--------------------------------------------------------------------------------
NOTE 6.  INCOME TAXES
--------------------------------------------------------------------------------

         The components of income taxes were as follows:

                                                        2002           2001
         =======================================================================

         Income Tax Benefit

         Income tax benefit at combined statutory
           rate of 42.62%                          $   475,600      $   942,415
         Change in Valuation Allowance            (    475,600)    (    942,415)
         -----------------------------------------------------------------------

         Income Tax Benefit                        $         -      $         -
         =======================================================================

         The income tax benefit for the years ended September 30, 2002 and 2001, differed from the combined federal and provincial statutory rates due principally to the increase in the deferred tax asset valuation allowance.

         At September 30, 2002, the approximate deferred tax assets were as follows:

            Non-capital loss carryforwards                     $    1,418,000
            Capital assets                                             47,000
         -----------------------------------------------------------------------
              Total deferred tax assets                             1,465,000
              Less valuation allowance                        (     1,465,000 )
         -----------------------------------------------------------------------

                                                               $            -
         =======================================================================

--------------------------------------------------------------------------------
NOTE 7.  STOCK OPTIONS
--------------------------------------------------------------------------------

         The Company is authorized to grant options to employees, officers and directors, to purchase up to 4,000,000 common shares. Stock option activity for the year ended September 30, 2002 was as follows:

                                               Number of        Weighted Average
                                                Options          Exercise Price
         -----------------------------------------------------------------------

         Balance, September 30, 2000            1,438,000          $      1.99
         Forfeited during the year         (      996,500)         $      1.99
         -----------------------------------------------------------------------

         Balance, September 30, 2001              441,500          $      1.93
         Granted during the year                        -          $         -
         Forfeited during the year         (      132,500)         $      3.96
         ----------------------------------------------------

         Balance, September 30, 2002              309,000          $      1.06
         ====================================================

         Exercisable, September 30, 2002          309,000          $      1.06
         ====================================================

         The  following  table  summarizes   information   about  stock  options
         outstanding at September 30, 2002:

                                                     Weighted
                                                      Average
                                                     Remaining
                                   Number of        Contractual
           Exercise Price           Options         Life (Years)
         --------------------------------------------------------

         $ 1.00                     300,000             8.62
         $ 2.00                       4,000             2.25
         $ 4.00                       5,000             2.25
                                  ------------

                                    309,000
                                  ============

         As there were no option grants during the years ended September 30, 2002 or 2001, therefore, presenting the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options is not applicable

--------------------------------------------------------------------------------
NOTE 8.  LEASE COMMITMENTS
--------------------------------------------------------------------------------

         LEASES

         The Company leases office and certain computer equipment under various non-cancelable operating leases. Approximate future minimum payments under these leases for the years subsequent to September 30, 2002, are as follows:

         2003                                              $          29,000
         2004                                                         20,000
         2005                                                          4,000
         -----------------------------------------------------------------------

         Total                                             $          53,000
         =======================================================================

         Rent expense for facilities and computer equipment for the year ended September 30, 2002 and 2001 totaled approximately $66,000 and $75,000, respectively.

--------------------------------------------------------------------------------
NOTE 9.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

         Principally all operations of E-Trend and Langara are conducted in Canada. Information about operating segments is as follows:

         September 30, 2002                  Parent           E-Trend           Langara            Total
         ===================================================================================================

         Revenues from external
           customers                     $         -      $    652,321      $ 1,362,375       $  2,014,696
         Intersegment revenues                                       -          456,368            456,368
         Segment loss                   (    258,913)    (     766,319)    (     90,679)     (   1,115,911)
         ---------------------------------------------------------------------------------------------------

         September 30, 2001
         ===================================================================================================

         Revenues from external
           customers                     $         -      $    898,758      $ 1,241,046       $  2,139,804
         Intersegment revenues                     -                 -          274,073            274,073
         Segment loss                              -     (   2,184,807)    (     26,397)     (   2,211,204)
         ---------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 10. SUBSEQUENT EVENT
--------------------------------------------------------------------------------

         On December 24, 2002, the Company issued 10,000,000 shares of common stock to eAngels in exchange for a $200,000 reduction to its note payable balance