Form 10KSB/A
period 2002-09-30
WILMINGTON REXFORD INC
filed 2003-01-16
CIK 1081823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                AMENDMENT NO. 1


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

Transitional Small Business Disclosure Format (Check one):    Yes      ; No  X
                                                                  -----    -----

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 to Annual Report on Form 10-KSB/A is to refile Exhibit 10.4 to reflect the registrant's amended confidential treatment request.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
  REGULATION
  S-B NUMBER                                EXHIBIT
--------------------------------------------------------------------------------
     2.1          Agreement and Plan of Share Exchange (1)
--------------------------------------------------------------------------------
     3.1          Certificate of Incorporation, as amended (2)
--------------------------------------------------------------------------------
     3.2          Bylaws (2)
--------------------------------------------------------------------------------
    10.1          Amended and Restated Investment Agreement with Swartz
                  Private Equity, LLC (2)
--------------------------------------------------------------------------------
    10.2          Amended and Restated Registration Rights Agreement with Swartz
                  Private Equity, LLC (2)
--------------------------------------------------------------------------------
    10.3          Amended Warrant to Purchase Common Stock issued to Swartz
                  Private Equity, LLC (2)
--------------------------------------------------------------------------------
    10.4          Proposed Form of Video One Canada Ltd. Business Agreement with
                  Langara Distribution (3)
--------------------------------------------------------------------------------
    10.5          Debentures issued to eAngels International(4)
--------------------------------------------------------------------------------
    10.6          Promissory Note from WorldVest Holding Corporation(4)
--------------------------------------------------------------------------------
    10.7          Promissory Note from FutureVest Corporation(4)
--------------------------------------------------------------------------------
    10.8          Promissory Note from South Beach Partners, LLC/South Beach
                  Entertainment(4)
--------------------------------------------------------------------------------
    10.9          Promissory Note from WSY Limited, Inc.(4)
--------------------------------------------------------------------------------
    10.10         Promissory Note from TransJet.com/Wild Toyz
--------------------------------------------------------------------------------
    10.11         Guaranty from eAngels International dated December 12, 2002(4)
--------------------------------------------------------------------------------
     21           Subsidiaries of the registrant (2)
--------------------------------------------------------------------------------
    99.1          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
--------------------------------------------------------------------------------

----------------

(1) Incorporated by reference to the exhibits to the registrant's definitive proxy statement filed January 2, 2001.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-2, file number 333-70184.
(3) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(4) Previously filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, file number 0-28879.


Reports on Form 8-K:  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WILMINGTON REXFORD, INC.



Date:   January 16, 2003            By: /s/ GARRETT KRAUSE
     ---------------------             -----------------------------------------
                                         Garrett Krause, Chairman / CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                          TITLE                                   DATE


/s/ GARRETT K. KRAUSE            Chairman of the Board & CEO               JANUARY 16, 2003
----------------------------     (Principal Executive,  Financial, and   --------------------
Garrett K. Krause                Accounting Officer)


/s/ ROBERT G. TAYLOR                                                       JANUARY 16, 2003
----------------------------     Director, President                     --------------------
Robert G. Taylor


/s/ SEAN L. KRAUSE                                                         JANUARY 16, 2003
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


Date: January 16, 2003


                                          /s/ GARRETT K. KRAUSE
                                      ------------------------------------------
                                      Chairman of the Board and CEO
                                      (principal executive officer and principal
                                      financial officer)