Form 10QSB
period 2002-12-31
WILMINGTON REXFORD INC
filed 2003-02-19
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from ______________ to ______________


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


                                 (305) 695-8755
                           (Issuer's telephone number)


                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:


           15,196,035 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                DECEMBER 31, 2002


Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                                      INDEX
                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements                                     3

        Consolidated Balance Sheet as of December 31, 2002 (unaudited)        4

        Consolidated Statements of Operations and Comprehensive Loss
          for the three months ended December 31, 2002 and 2001               5
          (unaudited)

        Consolidated Statements of Cash Flows
          for the three months ended December 31, 2002 and 2001               6
          (unaudited)

        Notes to consolidated financial statements (unaudited)            7 - 15

ITEM 2. Management's Discussion and Analysis or Plan of Operations           16

ITEM 3. Controls and Procedures                                              21

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                    22

ITEM 2. Change in Securities                                                 22

ITEM 3. Defaults upon Senior Securities                                      22

ITEM 4. Submission of Matters to a Vote of Security Holders                  22

ITEM 5. Other Information                                                    22

ITEM 6. Exhibits and Reports on Form 8-K                                     22

                                    SIGNATURE

                                  CERTIFICATION

                                       WILMINGTON REXFORD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002 (UNAUDITED)

=========================================================================================
ASSETS
=========================================================================================

CURRENT ASSETS
     Cash                                                               $         22,261
     Accounts receivable, net of allowance of $6,336                             190,620
     Inventory                                                                   164,415
     Prepaid and other current assets                                              1,656
-----------------------------------------------------------------------------------------
         Total current assets                                                    378,952

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $218,680              243,413

ADVANCES DUE FROM RELATED PARTIES                                                361,707

GOODWILL, net of accumulated amortization of $58,552                             135,574
-----------------------------------------------------------------------------------------

     TOTAL ASSETS                                                       $      1,119,646
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
=========================================================================================

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                           $        408,044
     Notes payable - stockholder                                                 579,237
-----------------------------------------------------------------------------------------
         Total current liabilities                                               987,281
-----------------------------------------------------------------------------------------

LEASE COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.0001 per share, 1,000,000 shares
         authorized, zero issued and outstanding                                       -
     Common stock, par value $0.0001 per share, 20,000,000 shares
         authorized, 15,196,035 issued and outstanding                           820,843
     Additional paid-in capital                                                3,800,406
     Accumulated other comprehensive loss                                (        35,387)
     Deficit                                                             (     4,453,497)
-----------------------------------------------------------------------------------------
         Total stockholders' equity                                              132,365
-----------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      1,119,646
=========================================================================================

                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

=============================================================================================================
                                                                               2002                  2001
=============================================================================================================

SALES ($378,229 to related parties in 2001)                            $      635,055         $      746,257

COST OF SALES                                                                 484,839                637,493
--------------------------------------------------------------------------------- ---------------------------

GROSS MARGIN                                                                  150,216                108,764

     Operating expenses ($30,000 to a related party in 2002)                  224,486                324,091
     Depreciation and amortization                                             23,934                 23,037
     Interest and other expense (income)                                        6,483       (          1,088)
--------------------------------------------------------------------------------- ---------------------------

NET LOSS                                                               $      104,687         $      237,276
=============================================================================================================

OTHER COMPREHENSIVE (LOSS) INCOME
     Unrealized gain on investment                                     $           -          $        4,099
     Foreign currency translation adjustment                         (           662)       (         25,153)
--------------------------------------------------------------------------------- ---------------------------

COMPREHENSIVE LOSS                                                     $      105,349         $      258,330
=============================================================================================================

Net loss per share, basic and diluted                                ( $         0.02)      ( $         0.05)
=============================================================================================================
Weighted average common shares outstanding, basic and diluted               5,965,266              5,212,702
=============================================================================================================

                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

==============================================================================================================
                                                                                2002               2001
==============================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             ( $     104,687)     ( $    237,276)
--------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                             23,934              23,037
         Amortization of deferred stock-based compensation                              -              97,500
     Changes in operating assets and liabilities:
         Accounts receivable                                              (       173,190)     (       24,022)
         Due from related parties                                                       -      (      111,893)
         Inventory                                                                 83,378      (       32,502)
         Prepaid expenses and other current assets                        (            66)              3,404
         Accounts payable and accrued liabilities                                 177,556             197,185
--------------------------------------------------------------------------------------------------------------
             Total adjustments                                                    111,612             152,709
--------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) operating activities                 6,925      (       84,567)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net repayments from related party                                                  -             166,349
     Loans to related parties                                             (       111,707)                  -
     Purchase of property and equipment                                   (         5,561)                  -
--------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) investing activities       (       117,268)            166,349
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable - stockholder                                     107,031                   -
     Net (repayments) borrowings on line of credit facility                             -      (       29,337)
--------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) financing activities               107,031      (       29,337)
--------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                          (           689)     (       19,500)
--------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                           (         4,001)             32,945

CASH AT BEGINNING OF PERIOD                                                        26,262             112,524
--------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                       $      22,261       $     145,469
==============================================================================================================

Supplemental Disclosures:
--------------------------------------------------------------------------------------------------------------

     Interest paid                                                          $           -       $       2,164
==============================================================================================================

     Income taxes paid                                                      $           -       $           -
==============================================================================================================

Supplemental Disclosures of Non-cash Investing and Financing Activities:
--------------------------------------------------------------------------------------------------------------

     During the quarter ended December 31, 2002, the Company issued
     10,000,000 shares of common stock in exchange for a $200,000
     reduction to its note payable-stockholder                              $     200,000       $           -
==============================================================================================================

                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

          BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

          The audited financial statements at September 30, 2002 which are included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these consolidated financial statements.

          CONSOLIDATION

          The consolidated financial statements include the accounts of Wilmington Rexford, Inc. (Parent) and its wholly owned subsidiary E-Trend Networks, Inc. (E-Trend) and E-Trend's wholly owned subsidiary Langara Distribution, Inc. (Langara) (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

               NOTES PAYABLE - The fair value of notes payable are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2002, the fair value approximates the carrying value.

               ADVANCES DUE FROM RELATED PARTIES - The fair value of advances due from related parties are determined by calculating the present value of the instruments using a current market rate of interest as compared to the stated rate of interest and giving effect for the right to offset with the note payable to stockholder in the event of non-performance. At December 31, 2002, the fair value approximates the carrying value.

          GOODWILL

          In connection with its acquisition of Langara effective January 1, 2000, the Company has recorded goodwill of $200,000, which is the excess of the purchase price over the fair value of the net assets acquired. The acquisition was accounted for by the purchase method. The Company evaluated the underlying facts and circumstances related to the acquisition in establishing the amortization period for the related goodwill. The goodwill was being amortized on a straight-line basis over 10 years until certain provisions of Financial Accounting Standards No. 142 were implemented during the first quarter of the year ending September 30, 2003.

          CONCENTRATION OF REVENUE

          Revenues from VHQ Entertainment, Inc. (VHQ), a former shareholder, accounted for approximately 16% and 50% of total revenue for the quarters ended December 31, 2002 and 2001, respectively. At December 31, 2002, VHQ accounted for approximately 54% of the total accounts receivable.

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

          RECLASSIFICATIONS

          Certain amounts in the December 31, 2001 financial statements have been reclassified to conform to the December 31, 2002 presentation.

--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------


          NEW ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which is effective for fiscal years beginning after December 15, 2001, except goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

          A reconciliation of reported net loss adjusted to reflect the adoption of SFAS 142 is provided below:

                                                                For The Three Months
                                                                 Ended December 31,
                                                         ---------------------------------
                                                              2002               2001
          --------------------------------------------------------------------------------
          Reported net loss                              ( $   104,687)     ( $   237,276)
          Add-back goodwill amortization, net of tax                 -              4,847
          --------------------------------------------------------------------------------

          Adjusted net loss                              ( $   104,687)     ( $   232,429)
          --------------------------------------------------------------------------------


          Reported basic net loss per share              ( $      0.02)     ( $      0.05)
          Add-back goodwill amortization, net of tax                 -                  -
          --------------------------------------------------------------------------------

          Adjusted basic net loss per share              ( $      0.02)     ( $      0.05)
          --------------------------------------------------------------------------------

          In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of this Statement did not have a material impact on the financial statements.

          In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this Statement did not have a material impact on the financial statements.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides other technical corrections. The adoption of this Statement did not have a material impact on the financial statements.
                                       11

--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

          In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on the financial statements.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------
          In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

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

          The Company has incurred substantial operating losses and negative cash flows from operations from inception through December 31, 2002. Although the Company believes it will become cash flow positive from operations by the end of the fiscal year ending September 30, 2003, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue a business segment or overall operations.

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

          At December 31, 2001, the Company owned 99,900 common shares of VHQ. On September 30, 2002, the Company sold this investment.

          NOTES PAYABLE STOCKHOLDER

          At December 31, 2002, the Company has borrowed a total of $579,237 from eAngels. The notes bear interest at 10% per year and are due on July 1, 2003. For the quarter ended December 31, 2002, interest expense related to these notes totaled $17,441. These notes are not required to be repaid to the extent that the advances due from related parties discussed below are not collected.

          On December 24, 2002, the Company issued 10,000,000 shares of common stock to eAngels in exchange for a $200,000 reduction to its note payable balance.

          ADVANCES DUE FROM RELATED PARTIES

          At December 31, 2002, the Company has advanced a total of $361,707 to various entities controlled by the majority shareholder of the Company. These advances bear interest at 10% per year. For the quarter ended December 31, 2002, interest income related to these advances totaled $5,881.

          MANAGEMENT FEE

          During the quarter ended December 31, 2002, the Company incurred a $30,000 management fee to eAngels. This amount was unpaid as of December 31, 2002 and is included in notes payable stockholder.

--------------------------------------------------------------------------------
NOTE 4.   BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

          Principally all operations of E-Trend and Langara are conducted in Canada. Information about operating segments is as follows:

          Three months ended December
            31, 2002                          Parent           E-Trend           Langara            Total
          ======================================================================================================

          Revenues from external
            customers                     $     4,389      $    183,310      $   447,356      $    635,055
          Intersegment revenues                                       -          137,556           137,556
          Segment income (loss)          (     78,092)    (      39,291)          12,696     (     104,687)
          ------------------------------------------------------------------------------------------------------

          Three months ended December
            31, 2001
          ======================================================================================================

          Revenues from external
            customers                     $         -      $    286,495      $   459,762      $    746,257
          Intersegment revenues                     -                 -          218,948           218,948
          Segment income (loss)                     -     (     247,800)          10,524     (     237,276)
          ------------------------------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management Discussion and Analysis (MD&A) focuses on key statistics from the consolidated financial statements of Wilmington Rexford, Inc. for the three months ended December 31,2002, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political, and environmental conditions. This MD&A of the financial condition and results of operations for the three months ended December 31,2002, should be read in conjunction with the consolidated financial statements and related notes of Wilmington Rexford, Inc.

RECENT EVENTS

On December 24, 2002, Wilmington Rexford, Inc. announced an agreement with eAngels Equity Group, to exchange $200,000 of its $731,000 aggregate principal amount of outstanding debt securities, in a private placement for WREX common stock. As of the offer on December 24, 2002, approximately $200,000 had been validly tendered and accepted for exchange. This reduced Wilmington Rexford's total debt by $200,000. On the basis of the current market trading price for WREX common stock, 10,000,000 shares were issued to eAngels EquiDebt Partners V, LLC as consideration for the exchange and subsequent reduction in debt securities. On the basis of the current outstanding amount of WREX common stock, the shares issued represented approximately 66 percent of the WREX common stock on a fully diluted basis.

On January 10, 2003, Garrett K. Krause was appointed as Chairman & Chief Executive Officer of the company, effective immediately. Mr. Krause is a director of eAngels Equity Group, a global investor network. Mr. Krause has more than 15 years experience in the venture capital and investment banking industry.

In the second quarter of 2003, Wilmington Rexford, Inc. announced that it intends to contribute its 100% ownership stake in Langara Distribution, Inc., to Langara Group, Inc., a new, vertically integrated, Canadian-based entertainment infrastructure, interactive and commerce company. Under the deal terms, Wilmington Rexford will retain substantial investment in Langara Group, Inc., and be the principal and founding shareholder. Upon completion of the transaction the management of the new Canadian company, Langara Group, Inc., intends to immediately move forward with a public offering prospectus of its shares on both the Canadian TSX-Venture Exchange and the newly-formed American BBX Exchange, which is slated to launch in 2003.

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

Prior to the first quarter of Fiscal 2002 (December 31, 2001), the Company's principal business strategy focused on the distribution of packaged entertainment media, through distribution channels encompassing both online electronic commerce and traditional bricks-and-mortar outlets. The Company operated an online retail website WWW.ENTERTAINME.COM and through its fulfillment and distribution subsidiary, Langara Distribution, the Company offered distribution and fulfillment services to both traditional retail and online merchants.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

RESULTS OF OPERATIONS

The company is considered to be in the early stages of implementing its revised business plan, since in the past it has not generated significant revenues and is continuing to develop its business, particularly the Web-based site that is currently in its initial customer acquisition phase. The Company's website, (EntertainMe.com), and its fulfillment and distribution subsidiary, Langara Distribution, Inc., and the acquisition of complementary business or product lines, will serve as the primary growth-drivers for the future. Within our two operating subsidiaries, Langara Distribution and E-Trend Networks, we derive revenues principally from the sale of products. We recognize product revenue upon shipment of products.

NET SALES

Net sales were $635,055 and $746,257 for the three months ended December 31, 2002 and December 31, 2001, respectively, representing a decrease of 15%.
Decreases  in  absolute  dollars  of net sales  during  the  three-months  ended
December  31,  2002  are   primarily   due  to  decreased   unit  sales  of  our
EntertainMe.com website, and a reduction in sales to Langara Distribution's largest customer, VHQ Entertainment, Inc., as a result of a cost cutting program, which resulted in various store closings.

GROSS PROFIT

Gross profit was $150,216 and $108,764 for the three months ended December 31, 2002 and 2001, respectively, representing an increase of 38%. Gross margin was 24% and 15% for the three months ended December 31, 2002 and 2001, respectively. Increases in the absolute dollars of gross profit for the three month period primarily corresponds with an increase in prices of product shipped through our business-to-business fulfillment platform, improvements in transportation and inventory management, improved product sourcing, suspension of the Company's discount reward program, as well as increased product sales of VHS movies and DVD videos, through the EntertainMe.com website, which carry a higher gross profit margin.

OPERATING COSTS

Operating expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses; payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure. Operating expenses were $224,486 and $324,091 for the three months ended December 31, 2002 and 2001, respectively, representing 35% and 43% of net sales for the corresponding periods, respectively. The decline in absolute dollars of operating expenses for the three month-ended periods, principally correspond to the Company's operational restructuring plan, which reduced the number of headcount positions in finance and administration within the Company, a reduction in our marketing budget, website development expenditures, technology and operating infrastructure expenditures, as well as a reduction in spending due to the completion of the Company's website, and b2b software platform, which were completed, and expensed, in the December 31, 2000 period.

NET LOSS

Net loss for the quarter was  $104,687  and  $237,276 for the three months ended
December 31, 2002 and 2001, respectively, a decrease in net loss of 56%. The improvement in net loss in comparison with the prior period was primarily due to increases in the Company's gross profit margin, and decline in marketing, technology, and administrative-related expenditures.

Although the Company incurred significant losses prior to the Company's announced strategic shift in business model, the Company initiated a restructuring plan in December 2001, which continued in 2002, which was initiated by the new management team, which encompassed a series of cost-cutting initiatives. Consistent with our plan, we intended to reduce our marketing budget, our discount program, web site development activities, and technology and operating infrastructure development. Furthermore, a series of operating expenses pertaining to the

Company's shift in business model and associated costs have been accounted for, and expensed during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2002, the Company had a working capital deficit of $608,329 compared to a working capital deficit of $609,619 on September 30, 2002, a deficit decrease of less than 1%. Our cash balance was $22,261 as of December 31, 2002, as compared to $26,262, for the comparable period, a decrease of 15%.

The Company has incurred substantial operating losses and negative cash flows from operations from inception through December 31, 2002. Although the Company believes it will become cash flow positive from operations by the end of the fiscal year ending September 30, 2003, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue or modify a business segment or overall operations.

To address these concerns, Wilmington Rexford continues to pursue new debt and or equity financing opportunities, and is actively expanding its customer base and is currently in process of managing its cost cutting strategies, to increase profitability and liquidity. Furthermore, concurrent with the Company's change in controlling shareholder, the Company received a debt financing commitment from eAngels Equity Group, for up to $1,000,000 in the first quarter. As of February 17, 2003, Wilmington Rexford had drawn upon $731,795 from the aforementioned eAngels Equity Group debt financing commitment. As a result, Wilmington Rexford still has approximately $268,204 available to the Company, which can be used for general, corporate, and working capital purposes, under the debt financing commitment.

Wilmington Rexford's restructuring efforts have pared down the number of operating subsidiaries and investments to two core companies with the most potential, E-Trend Networks, Inc. which operates the WWW.ENTERTAINME.COM ecommerce website, and the proposed new subsidiary operations and investment in Langara Group, which include Langara Entertainment, formerly Langara Distribution, a full-service provider of entertainment infrastructure solutions and related business services; and Langara Interactive, a provider of Internet technology services that provides synergies with the merchandising, distribution, and commerce strengths of Langara Group, Inc. Initially in early fiscal 2003, these core companies and investments will represent a majority of our operating revenue.

Wilmington Rexford has now completed the vast majority of our restructuring and our goal is to generate sequential revenue growth beginning in our second fiscal quarter, despite the difficult economic environment. We believe that a number of our new business opportunities, specifically the newly announced Langara Group, Inc. deal, and the existing opportunities for EntertainMe.com are well-positioned to realize strong growth, while continuing to improve their margins in the process. Similarly, as our operating companies grow, their higher incremental margins should have a positive impact on our overall performance. We have reduced our recurring losses from operations in 2002, and we anticipate continuing to do so throughout fiscal 2003.

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

FUTURE OPERATIONS

Building on the core operations of the EntertainMe.com ecommerce website, and the diversified entertainment distribution and interactive operations within Langara Group, Wilmington Rexford intends to explicitly focus on improving return on capital (ROC), alongside EPS and cash flow growth, as well as enhancing the Company's balance sheet through the monetization of existing assets and further debt reduction. This will be accomplished by monetizing existing assets, and by increasing revenues and strengthening the market position of our operating companies through strategic acquisitions, which are appropriate and accretive, and expanding into new markets, which have the potential to diversify our revenue streams and improve margins.

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



ITEM 3.  CONTROLS AND PROCEDURES

We have recently evaluated our internal controls. As of February 18, 2003, there were no significant corrective actions taken by us or other changes made to these internal controls. Our management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            Not Applicable.

ITEM 2.     CHANGES IN SECURITIES

            On December 24, 2002, eAngels International agreed to exchange $200,000 of its $731,795.77 aggregate principal amount of outstanding debt securities in a private placement for the registrant's common stock. On the basis of the then current trading price for the registrant's common stock, 10,000,000 shares were issued to eAngels EquitDebt Partners V, LLC, which is managed by eAngels International, as consideration for the exchange and subsequent reduction in debt securities. No underwriters were used. This sale of stock was made in reliance upon the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as the purchaser was sophisticated financially and with respect to the registrant.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable.

ITEM 5.     OTHER INFORMATION

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)       EXHIBITS

--------------------------------------------------------------------------------
REGULATION                                                           CONSECUTIVE
S-B NUMBER                     EXHIBIT                               PAGE NUMBER
--------------------------------------------------------------------------------
   2.1        Agreement and Plan of Share Exchange (1)                   N/A
--------------------------------------------------------------------------------
   3.1        Certificate of Incorporation, as amended (2)               N/A
--------------------------------------------------------------------------------
   3.2        Bylaws (2)                                                 N/A
--------------------------------------------------------------------------------
  10.1        Amended and Restated Investment Agreement with Swartz
              Private Equity, LLC (2)                                    N/A
--------------------------------------------------------------------------------
  10.2        Amended and Restated Registration Rights Agreement         N/A
              with Swartz Private Equity, LLC (2)
--------------------------------------------------------------------------------
  10.3        Amended Warrant to Purchase Common Stock issued to         N/A
              Swartz Private Equity, LLC (2)
--------------------------------------------------------------------------------
  10.4        Proposed Form of Video One Canada Ltd. Business            N/A
              Agreement with Langara Distribution (3)(4)
--------------------------------------------------------------------------------
  10.5        Debentures issued to eAngels International (4)             N/A
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION                                                           CONSECUTIVE
S-B NUMBER                     EXHIBIT                               PAGE NUMBER
--------------------------------------------------------------------------------
  10.6        Promissory Note from WorldVest Holding Corporation (4)     N/A
--------------------------------------------------------------------------------
  10.7        Promissory Note from FutureVest Corporation (4)            N/A
--------------------------------------------------------------------------------
  10.8        Promissory Note from South Beach Partners, LLC/South       N/A
              Beach Entertainment (4)
--------------------------------------------------------------------------------
  10.9        Promissory Note from WSY Limited, Inc. (4)                 N/A
--------------------------------------------------------------------------------
  10.10       Promissory Note from TransJet.com/Wild Toyz (4)            N/A
--------------------------------------------------------------------------------
  10.11       Guaranty from eAngels International dated December         N/A
              12, 2002 (4)
--------------------------------------------------------------------------------
  99.1        Certification Pursuant to 18 U.S.C. Section 1350, as       25
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002
--------------------------------------------------------------------------------
----------------------------
(1) Incorporated by reference to the exhibits filed with the registrant's definitive information statement filed January 2, 2001 for the meeting held January 26, 2001.
(2) Incorporated by reference to the exhibits filed with the registrant's registration statement on Form SB-2, file number 333-70184.
(3) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(4) Incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, file number 0-28879.

            b)       REPORTS ON FORM 8-K:  None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILMINGTON REXFORD, INC.
                                        (Registrant)


Date:    February 19, 2003              By:  /s/ GARRETT K. KRAUSE
                                           -------------------------------------
                                             Garrett K. Krause
                                             Chairman of the Board and CEO
                                             Principal Financial and Accounting
                                             Officer

                                  CERTIFICATION

I, Garrett K. Krause, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wilmington Rexford, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.       I  have   disclosed,  based  on  my  most  recent  evaluation,  to  the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003


                                         /s/ GARRETT K. KRAUSE
                                         ---------------------------------------
                                         Garrett K. Krause
                                         Chairman of the Board and CEO