Form 10QSB
period 2003-03-31
WILMINGTON REXFORD INC
filed 2003-05-20
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from _____________ to ______________


                         Commission file number 0-28879


                            WILMINGTON REXFORD, INC.
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                            98-0348508
    (State or other jurisdiction of               (IRS Employer
     incorporation or organization)             Identification No.)


           3753 HOWARD HUGHES PARKWAY, SUITE 200, LAS VEGAS, NV 89109
                    (Address of principal executive offices)


                                 (310) 305-8353
                           (Issuer's telephone number)


                420 LINCOLN ROAD, SUITE 301, MIAMI, FLORIDA 33139
         (Former name, former address and former fiscal year, if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:


           15,196,035 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                 MARCH 31, 2003


Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                                      INDEX

                                                                           Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements                                  3

         Consolidated Balance Sheet as of March 31, 2003 (unaudited)        4

         Consolidated Statements of Operations and Comprehensive Loss
         for the three and six months ended March 31, 2003 and 2002
         (unaudited)                                                        5

         Consolidated Statements of Cash Flows
         for the six months ended March 31, 2003 and 2002 (unaudited)       6

         Notes to consolidated financial statements (unaudited)           7 - 15

ITEM 2.  Management's Discussion and Analysis or Plan of Operations        16

ITEM 3.  Controls and Procedures                                           22

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                 23

ITEM 2.  Change in Securities                                              23

ITEM 3.  Defaults upon Senior Securities                                   23

ITEM 4.  Submission of Matters to a Vote of Security Holders               23

ITEM 5.  Other Information                                                 23

ITEM 6.  Exhibits and Reports on Form 8-K                                  23

                                    SIGNATURE

                                  CERTIFICATION

                                       WILMINGTON REXFORD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                            CONSOLIDATED FINANCIAL STATEMENTS
                                                               MARCH 31, 2003

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2003 (UNAUDITED)

==================================================================================================
ASSETS
==================================================================================================

CURRENT ASSETS
   Cash                                                                        $          8,963
   Accounts receivable, net of allowance of $6,336                                      124,297
   Inventory                                                                            175,332
   Prepaid and other current assets                                                       1,656
--------------------------------------------------------------------------------------------------
      Total current assets                                                              310,248

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $245,545                     218,508

ADVANCES DUE FROM RELATED PARTIES                                                       432,767

GOODWILL, net of accumulated amortization of $58,552                                    135,574
--------------------------------------------------------------------------------------------------

   TOTAL ASSETS                                                                $      1,097,097
==================================================================================================
LIABILITIES AND DEFICIENCY IN ASSETS
==================================================================================================

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $        424,242
   Notes payable - stockholder                                                          697,602
--------------------------------------------------------------------------------------------------
      Total current liabilities                                                       1,121,844
--------------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
   Preferred stock, par value $0.0001 per share, 1,000,000 shares
      authorized, zero issued and outstanding                                                 -
   Common stock, par value $0.0001 per share, 20,000,000 shares
      authorized, 15,196,035 issued and outstanding                                     820,843
   Additional paid-in capital                                                         3,800,406
   Accumulated other comprehensive loss                                     (            39,104)
   Deficit                                                                  (         4,606,892)
--------------------------------------------------------------------------------------------------
      Total deficiency in assets                                            (            24,747)
--------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                  $      1,097,097
==================================================================================================

                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

=================================================================================================================================
                                                                  Three Months Ended                     Six Months Ended
                                                                       March 31,                             March 31,
                                                          -----------------------------------------------------------------------
                                                                2003              2002               2003               2002
=================================================================================================================================

SALES ($378,229 to related parties in the
   six month period ended March 31, 2002)                  $    340,640     $    469,720         $   975,695        $  1,215,977

COST OF SALES                                                   272,527          339,127             757,366             976,620
---------------------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                     68,113          130,593             218,329             239,357

   Operating expenses ($30,000 and $60,000 to a
      related party in the three and six month
      periods ended March 31, 2003)                             193,642          283,965             418,128             608,056
   Depreciation and amortization                                 25,957           22,808              49,891              45,845
   Interest and other expense (income), net                       1,909    (          50)              8,392       (       1,138)
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                   $    153,395     $    176,130         $   258,082        $    413,406
=================================================================================================================================

OTHER COMPREHENSIVE (LOSS) INCOME
   Unrealized loss on investment                           $          -    ($     69,360)        $         -       ($     65,261)
   Foreign currency translation adjustment                (       3,717)          13,714        (      4,379)      (      11,439)
---------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                         $    157,112     $    231,776         $   262,461        $    490,106
=================================================================================================================================

Net loss per share, basic and diluted                      $       0.01     $       0.03         $      0.02        $       0.08
=================================================================================================================================
Weighted average common shares outstanding,
   basic and diluted                                         15,196,035        5,212,702          10,555,151           5,212,702
=================================================================================================================================


                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

==========================================================================================================================
                                                                                       2003                   2002
==========================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     ( $      258,082)      ( $      413,406)
--------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       49,891                 45,845
      Amortization of deferred stock-based compensation                                        -                 97,476
   Changes in operating assets and liabilities:
      Accounts receivable                                                       (        106,867)                 6,625
      Inventory                                                                           72,461       (         52,511)
      Prepaid expenses and other current assets                                 (             66)      (         10,628)
      Accounts payable and accrued liabilities                                           193,754                134,806
--------------------------------------------------------------------------------------------------------------------------
         Total adjustments                                                               209,173                221,613
--------------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                               (         48,909)      (        191,793)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net repayments from related party                                                           -                166,349
   Loans to related parties                                                     (        182,767)      (         79,382)
   Purchase of property and equipment                                           (          5,561)      (          1,405)
--------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities                 (        188,328)                85,562
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advance from related party                                                                  -                 18,082
   Net increase inn bank overdraft                                                                                6,127
   Proceeds from note payable - stockholder                                              225,396                185,000
   Net (repayments) borrowings on line of credit facility                                      -       (         31,269)
--------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                    225,396                177,940
--------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                (          5,458)      (          4,876)
--------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                 (         17,299)                66,833

CASH AT BEGINNING OF PERIOD                                                               26,262                112,524
--------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                             $        8,963         $      179,357
==========================================================================================================================

Supplemental Disclosures:
--------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                                $            -         $        1,496
==========================================================================================================================

     Income taxes paid                                                            $            -         $            -
==========================================================================================================================

Supplemental Disclosures of Non-cash Investing and Financing Activities:
--------------------------------------------------------------------------------------------------------------------------

   During the quarter ended December 31, 2002, the Company issued
   10,000,000 shares of common stock in exchange for a $200,000
   reduction to its note payable-stockholder                                      $      200,000         $            -
==========================================================================================================================

                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

================================================================================
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
================================================================================

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

         The Company derives revenues from providing consulting services to entities that are related by virtue of common control. The Company recognizes revenue from these services at such time the entity receiving the service has the ability to pay from funds generated from operations or received from independent sources and collection is reasonably assured. No revenue has been recognized for any period presented.

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

================================================================================
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
================================================================================

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

                NOTES PAYABLE - The fair value of notes payable are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2003, the fair value approximates the carrying value.

                ADVANCES DUE FROM RELATED PARTIES - The fair value of advances due from related parties are determined by calculating the present value of the instruments using a current market rate of interest as compared to the stated rate of interest and giving effect for the right to offset with the note payable to stockholder in the event of non-performance. At March 31, 2003, 2002, the fair value approximates the carrying value.

         GOODWILL

         In connection with its acquisition of Langara effective January 1, 2000, the Company recorded goodwill of $200,000, which is the excess of the purchase price over the fair value of the net assets acquired. The acquisition was accounted for by the purchase method. The Company evaluated the underlying facts and circumstances related to the acquisition in establishing the amortization period for the related goodwill. The goodwill was being amortized on a straight-line basis over 10 years until certain provisions of Financial Accounting Standards No. 142 (SFAS 142) were implemented on October 1, 2002.

         SFAS 142 was effective for fiscal years beginning after December 15, 2001, except goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS 142 effective October 1, 2002. Management has reviewed the goodwill balance and determined that the Company does not have any amounts that are required to be reclassified from goodwill to identifiable intangibles, or vice versa. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill.

================================================================================
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
================================================================================

         A reconciliation of reported net loss adjusted to reflect the adoption of SFAS 142 is provided below:

                                                 For The Three Months              For The Six Months
                                                    Ended March 31,                  Ended March 31,
                                           -----------------------------------------------------------------
                                                 2003             2002            2003            2002
         ===================================================================================================

         Reported net loss                  ( $  153,395)    ( $  176,130)    ( $ 258,082)    ( $  413,406)
         Add-back goodwill amortization,
            net of tax                                 -            4,847               -            9,694
         ---------------------------------------------------------------------------------------------------

         Adjusted net loss                  ( $  153,395)    ( $  171,283)    ( $ 258,082)    ( $  403,712)
         ===================================================================================================

         Reported basic net loss per share  ( $     0.01)    ( $     0.03)    ( $    0.02)    ( $     0.08)
         Add-back goodwill amortization,
            net of tax                                 -                -               -                -
         ---------------------------------------------------------------------------------------------------

               Adjusted basic net loss per
                  share                     ( $     0.01)    ( $     0.03)    ( $    0.02)    ( $     0.08)
         ===================================================================================================

         CONCENTRATION OF REVENUE

         Revenues from VHQ Entertainment, Inc. (VHQ), a former shareholder, accounted for approximately 40% and 25% of total revenue for the three and six month periods ended March 31, 2003 and approximately 47% and 38% of total revenue for the three and six month periods ended March 31, 2002. At March 31, 2003, VHQ accounted for approximately 63% of the total accounts receivable balance.

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

================================================================================
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
================================================================================

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

         FOREIGN CURRENCY TRANSLATION

         The functional currency of E-Trend and Langara is the Canadian dollar. Accordingly all assets and liabilities are translated into United States dollars at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of the financial statements of the Company are recorded in a "Cumulative Translation Adjustment" account in stockholders' equity.

         Transactions denominated in other than Canadian dollars are translated at the exchange rate on the transaction date. Monetary assets and liabilities denominated in other than Canadian dollars are translated at the exchange rate in effect on the balance sheet date. The resulting exchange gains and losses on these items are included in operations.

         RECLASSIFICATIONS

         Certain  amounts in the March 31, 2002 financial  statements  have been
         reclassified   to   conform  to  the  March  31,   2003   presentation.

================================================================================
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
================================================================================

         NEW ACCOUNTING PRONOUNCEMENTS

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

================================================================================
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
================================================================================

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

         In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

================================================================================
NOTE 2.  LIQUIDITY AND CAPITAL RESOURCES
================================================================================

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

         The Company has incurred substantial operating losses and negative cash flows from operations from inception through March 31, 2003. Although the Company believes it will become cash flow positive from operations by the end of the fiscal year ending September 30, 2003, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue a business segment or overall operations.

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

================================================================================
NOTE 3.  RELATED PARTY TRANSACTIONS
================================================================================

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

         NOTES PAYABLE STOCKHOLDER

         At March 31, 2003, the Company has borrowed a total of $697,602 from eAngels. The notes bear interest at 10% per year and are due on July 1, 2003. For the three and six month periods ended March 31, 2003, interest expense related to these notes totaled $13,809 and $31,250, respectively. These notes are not required to be repaid to the extent that the advances due from related parties discussed below are not collected.

         On December 24, 2002, the Company issued 10,000,000 shares of common stock to eAngels in exchange for a $200,000 reduction to its note payable balance.

         ACCOUNTS PAYABLE OFFICER

         At March 31, 2003, an officer of the Company had advanced the Company a total of $33,000. These advances are non-interest bearing, due on demand and included in accounts payable and accrued liabilities.

         ADVANCES DUE FROM RELATED PARTIES

         At March 31, 2003, the Company has advanced a total of $432,767 to various entities controlled by the majority shareholder of the Company. These advances bear interest at 10% per year. For the three and six month periods ended March 31, 2003, interest income related to these advances totaled $12,118 and $25,120, respectively.

         MANAGEMENT FEE

         During the three and six month periods ended March 31, 2003, the Company incurred management fees to eAngels of $30,000 and $60,000, respectively. These amounts were unpaid as of March 31, 2003 and included in notes payable-stockholder.

================================================================================
NOTE 4.  BUSINESS SEGMENT INFORMATION
================================================================================

         Principally all operations of E-Trend and Langara are conducted in Canada. Information about operating segments is as follows:

         SIX MONTHS ENDED
           MARCH 31, 2003                   PARENT           E-TREND           LANGARA            TOTAL
         ==================================================================================================

         Revenues from external
            customers                     $     4,389      $    235,648      $   735,658      $    975,695
         Intersegment revenues                                        -          180,688           180,688
         Segment income (loss)          (     146,256)   (      114,060)           2,234    (      258,082)
         --------------------------------------------------------------------------------------------------

         THREE MONTHS ENDED
            MARCH 31, 2003
         ==================================================================================================

         Revenues from external
            customers                     $         -      $     52,338      $   288,302      $    340,640
         Intersegment revenues                      -                 -           43,132            43,132
         Segment income (loss)          (      68,165)   (       74,768)   (      10,462)   (      153,395)
         --------------------------------------------------------------------------------------------------

         SIX MONTHS ENDED
            MARCH 31, 2002                   PARENT           E-TREND           LANGARA            TOTAL
         ==================================================================================================

         Revenues from external                                                  830,000
            customers                     $         -      $    386,000      $                $  1,216,000
         Intersegment revenues                      -                 -          274,000           274,000
         Segment income (loss)          (      83,000)   (      305,000)   (      25,000)   (      413,000)
         --------------------------------------------------------------------------------------------------

         THREE MONTHS ENDED
            MARCH 31, 2002
         ==================================================================================================

         Revenues from external
            customers                     $         -      $    100,000      $   370,000      $    470,000
         Intersegment revenues                      -                 -           55,000            55,000
         Segment income (loss)          (      83,000)   (       57,000)   (      36,000)   (      176,000)
         --------------------------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management Discussion and Analysis (MD&A) focuses on key statistics from the consolidated financial statements of Wilmington Rexford, Inc. for the three and six months ended March 31, 2003, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political and environmental conditions. This MD&A of the financial condition and results of operations for the three and six months ended March 31, 2003, should be read in conjunction with the consolidated financial statements and related notes of Wilmington Rexford, Inc.

RECENT EVENTS

On December 24, 2002, Wilmington Rexford, Inc. announced an agreement with eAngels Equity Group, to exchange $200,000 of its $731,000 aggregate principal amount of outstanding debt securities, in a private placement for WREX common stock. As of the offer on December 24, 2002, approximately $200,000 had been validly tendered and accepted for exchange, thereby reducing Wilmington Rexford's total debt by $200,000. On the basis of the then current market trading price for WREX common stock, 10,000,000 shares were issued to eAngels EquiDebt Partners V, LLC as consideration for the exchange and subsequent reduction in debt securities. On the basis of the current outstanding amount of WREX common stock, the shares issued represented approximately 66 percent of the WREX common stock on a fully diluted basis.

On January 10, 2003, Wilmington Rexford, Inc. announced the appointment of Garrett K. Krause as Chairman & Chief Executive Officer of the company, effective immediately. Mr. Krause is a director of eAngels Equity Group, a global investor network. Mr. Krause has more than 15 years experience in the venture capital and investment banking industry.

In the second quarter of 2003, Wilmington Rexford, Inc. announced that it intends to contribute its 100% ownership stake in Langara Distribution, Inc., to Langara Group, Inc., a new, vertically integrated, Canadian-based entertainment infrastructure, interactive and commerce company. Langara Group, through its subsidiaries Langara Entertainment, formerly Langara Distribution, and Langara Interactive, provides entertainment commerce and distribution services for the home entertainment industry, as well as Internet and technology services.

Under the transaction terms, Wilmington Rexford will retain substantial investment in Langara Group, Inc., as the principal, and founding shareholder. Upon completion of the transaction the management of the new Canadian Company, Langara Group, Inc., intends to immediately move forward with a public offering prospectus of its shares on both the Canadian TSX-Venture Exchange, and the newly-formed American BBX Exchange, which is slated to launch in 2003.

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

Prior to the first quarter of Fiscal 2002 (December 31, 2001), the Company's principal business strategy focused on the distribution of packaged entertainment media, through distribution channels encompassing both online electronic commerce and traditional bricks-and-mortar outlets. The Company operated an online retail website WWW.ENTERTAINME.COM and through its fulfillment and distribution subsidiary, Langara Entertainment, the Company offered distribution and fulfillment services to both traditional retail and online merchants.

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

Wilmington Rexford's Consolidated Balance Sheet as of March 31, 2003 includes goodwill of $135,574. This amount was recorded as a result of Wilmington Rexford's prior acquisition accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Wilmington Rexford as of October 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model. Statement 142 also requires companies to perform a transitional test of goodwill for impairment, and the Company completed its test during the second quarter of 2003. Based upon the results of the test, no such impairment loss should be recorded at this time.

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

RESULTS OF OPERATIONS

The company is considered to be in the early stages of implementing its revised business plan, since in the past it has not generated significant revenues and is continuing to develop its business, particularly the Web-based site that is currently in its initial customer acquisition phase. The Company's website, (EntertainMe.com), and its entertainment infrastructure, fulfillment and distribution subsidiary, Langara Entertainment, Inc., and the acquisition of complementary business or product lines, will serve as the primary growth-drivers for the future. Within our two operating subsidiaries, Langara Entertainment and E-Trend Networks, we derive revenues principally from the sale of entertainment products. We recognize product revenue upon shipment of products.

NET SALES

Net sales were $340,640 and $469,720 for the three months ended March 31, 2003 and March 31, 2002, respectively, and $975,695 and $1,215,977 for the six months ended March 31, 2003 and 2002 respectively, representing a decrease of 27.5%, and 19.8%, respectively. Decreases in absolute dollars of net sales during both the three-months, and six-months ended March 31, 2003, are primarily related due to the worldwide decline in music sales, which fell 5% in 2001, and 11% in 2002, according to the International Federation of the Phonographic Industry. We also had decreased unit sales from our EntertainMe.com website, and a reduction in sales to Langara Entertainment's largest customer, VHQ Entertainment, Inc., as a result of a cost cutting program, which resulted in various store closings.

GROSS PROFIT

Gross profit was $68,113 and $130,593 for the three months ended March 31, 2003 and 2002, respectively, and $218,329 and $239,357 for the six months ended March 31, 2003 and 2002, respectively, representing a decrease of 47.8% and 8.8%, respectively. Gross margin was 20% and 27.8% for the three months ended March 31, 2003 and 2002, respectively, and 22.4% and 19.7% for the six months ended March 31, 2003 and 2002, respectively. Decreases in the absolute dollars of gross profit for the three and six month-ended periods primarily correspond with decreases in units sold, and a decrease in the exchange rate in relation to the United States, which decreases gross profits on products exported to the United States.

OPERATING COSTS

Operating expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses; payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure. Operating expenses were $193,642 and $283,965 for the three months ended March 31, 2003 and 2002 respectively, representing 56.8% and 60.5% of net sales for the corresponding periods, respectively, and $418,128 and $608,056 for the six months ended March 31, 2003 and 2002, respectively, representing 43% and 50% of net sales for the corresponding periods, respectively.

The decline in absolute dollars of operating expenses was primarily due to our operational restructuring plan, which reduced the number of headcount positions in finance and administration within the Company, a reduction in our marketing budget, website development, technology and operating infrastructure development, as well as a reduction in spending due to the completion of the Company's website, and b2b software platform, which were completed, and expensed, in earlier periods.

NET LOSS

Net loss was $153,395 and $176,130 for the three months ended March 31, 2003 and 2002, respectively, and $258,082 and $413,406 for the six months ended March 31, 2003 and 2002, respectively. The improvement in net loss in comparison with the prior period was primarily due to a decrease in marketing, technology, and administrative-related expenditures which was largely offset by decrease in revenue and gross margin.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2003, the Company had a working capital deficit of $811,596 compared to a working capital deficit of $609,619 on September 30, 2002, a deficit increase of 33.1%. Our cash balance was $8,963 as of March 31, 2003, as compared to $26,262 at September 30, 2002 , a decrease of 65.9%.

The Company has incurred substantial operating losses and negative cash flows from operations from inception through March 31, 2003. Although the Company believes it will become cash flow positive from operations by the end of the fiscal year ending September 30, 2003, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue or modify a business segment or overall operations.

To address these concerns, Wilmington Rexford continues to pursue new debt and or equity financing opportunities, and is actively expanding its customer base and is currently in process of managing its cost cutting strategies, to increase profitability and liquidity. Furthermore, concurrent with the Company's change in controlling shareholder, the Company received a debt financing commitment from eAngels Equity Group, for up to $1,000,000 in the first quarter. As of May 19, 2003, Wilmington Rexford had drawn upon $897,602 from the aforementioned eAngels Equity Group debt financing commitment. As a result, Wilmington Rexford still has approximately $102,398 available to the Company, which can be used for general, corporate, and working capital purposes, under the debt financing commitment.

Wilmington Rexford's restructuring efforts have pared down the number of operating subsidiaries and investments to two core companies with the most potential, E-Trend Networks, Inc. which operates the WWW.ENTERTAINME.COM ecommerce website, and the proposed new subsidiary operations and investment in Langara Group, which include Langara Entertainment, formerly Langara Entertainment, a full-service provider of entertainment infrastructure solutions and related business services; and Langara Interactive, a provider of Internet technology services that provides synergies with the merchandising, distribution, and commerce strengths of Langara Group, Inc. The business operations of EntertainMe.com, and Langara Group, and its subsidiaries, will represent a majority of our operating revenue.

Wilmington Rexford has now completed the vast majority of our restructuring and our goal is to generate sequential revenue growth beginning in our fourth fiscal quarter, despite the difficult economic environment. We believe that a number of our new business opportunities, specifically the formation of Langara Group, Inc., which combines the operations of our entertainment infrastructure provider, Langara Entertainment, with our Internet technology services, Langara Interactive, coupled with the existing opportunities for EntertainMe.com are well-positioned to realize strong growth, while continuing to improve their margins in the process. Similarly, as our operating companies grow, their higher incremental margins should have a positive impact on our overall performance. We have reduced our recurring losses from operations in 2002, and we anticipate continuing to do so throughout fiscal 2003.

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

BUSINESS RISKS AND MANAGEMENT

We announced a change to our current business plan in January of 2002 and therefore have a very limited operating history under our current business plan. Although we have formed and capitalized Wilmington Rexford, Inc., we have not yet acquired any subsidiaries. Moreover, Wilmington Rexford is approaching profitability, with the substantial operating improvement of its affiliate companies. As of this filing, Langara Entertainment is nearing profit from operations, and EntertainmentMe.com is approaching profitability.

Immediately prior to the Company's announcement that it would be shifting its business model, the Company commenced a series of initiatives within its Langara Entertainment and EntertainMe.com operations, to drive profitable, organic growth, through product innovation, superior service, and additional service lines, governed by a more stringent financial operating structure, and a heightened emphasis on Return on Capital.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our management concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

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

           Not Applicable.

ITEM 5.    OTHER INFORMATION

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A)       EXHIBITS

--------------------------------------------------------------------------------
REGULATION                                                           CONSECUTIVE
S-B NUMBER                           EXHIBIT                         PAGE NUMBER
--------------------------------------------------------------------------------
   2.1          Agreement and Plan of Share Exchange (1)                 N/A
--------------------------------------------------------------------------------
   3.1          Certificate of Incorporation, as amended (2)             N/A
--------------------------------------------------------------------------------
   3.2          Bylaws (2)                                               N/A
--------------------------------------------------------------------------------
  10.1          Amended and Restated Investment Agreement with           N/A
                Swartz Private Equity, LLC (2)
--------------------------------------------------------------------------------
  10.2          Amended and Restated Registration Rights Agreement       N/A
                with Swartz Private Equity, LLC (2)
--------------------------------------------------------------------------------
  10.3          Amended Warrant to Purchase Common Stock issued to       N/A
                Swartz Private Equity, LLC (2)
--------------------------------------------------------------------------------
  10.4          Proposed Form of Video One Canada Ltd. Business          N/A
                Agreement with Langara Distribution (3)(4)
--------------------------------------------------------------------------------
  10.5          Debentures issued to eAngels International (4)           N/A
--------------------------------------------------------------------------------
  10.6          Promissory Note from WorldVest Holding Corporation (4)   N/A
--------------------------------------------------------------------------------
  10.7          Promissory Note from FutureVest Corporation (4)          N/A
--------------------------------------------------------------------------------
  10.8          Promissory Note from South Beach Partners, LLC/South     N/A
                Beach Entertainment (4)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION                                                           CONSECUTIVE
S-B NUMBER                           EXHIBIT                         PAGE NUMBER
--------------------------------------------------------------------------------
  10.9          Promissory Note from WSY Limited, Inc. (4)               N/A
--------------------------------------------------------------------------------
  10.10         Promissory Note from TransJet.com/Wild Toyz (4)          N/A
--------------------------------------------------------------------------------
  10.11         Guaranty from eAngels International dated December       N/A
                12, 2002 (4)
--------------------------------------------------------------------------------
  99.1          Certification Pursuant to 18 U.S.C. Section 1350,         26
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

                                WILMINGTON REXFORD, INC.
                                (Registrant)


Date:    May 20, 2003           By:  /s/ GARRETT K. KRAUSE
                                    -----------------------------------------
                                      Garrett K. Krause
                                      Chairman of the Board and CEO
                                      Principal Financial and Accounting Officer

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

Date: May 20, 2003
                                        /s/ GARRETT K. KRAUSE
                                        ----------------------------------------
                                        Garrett K. Krause
                                        Chairman of the Board and CEO