Form 10QSB
period 2003-06-30
WILMINGTON REXFORD INC
filed 2003-09-24
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from ________________ to _____________


                         Commission file number 0-28879

                            WILMINGTON REXFORD, INC.

        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                            98-0348508
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)              Identification No.)

         3753 HOWARD HUGHES PARKWAY, SUITE 200, LAS VEGAS, NEVADA 89109
                    (Address of principal executive offices)

                                 (818) 591-1330
                           (Issuer's telephone number)

                                 NOT APPLICABLE

         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [  ]     No [X]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

           15,196,035 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                  JUNE 30, 2003

  Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                      INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements                                 3

           Consolidated Balance Sheet as of June 30, 2003 (unaudited)        4

           Consolidated Statements of Operations and Comprehensive Loss
                for the three and nine months ended June 30, 2003 and
                2002 (unaudited)                                             5

           Consolidated Statements of Cash Flows
                for the nine months ended June 30, 2003 and 2002
                (unaudited)                                                  6

           Notes to consolidated financial statements (unaudited)         7 - 16

ITEM 2.    Management's Discussion and Analysis or Plan of Operations       17

ITEM 3.    Controls and Procedures                                          24

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                25

ITEM 2.    Change in Securities                                             25

ITEM 3.    Defaults upon Senior Securities                                  25

ITEM 4.    Submission of Matters to a Vote of Security Holders              25

ITEM 5.    Other Information                                                25

ITEM 6.    Exhibits and Reports on Form 8-K                                 25

                                   SIGNATURES

                                       WILMINGTON REXFORD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2003

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2003 (UNAUDITED)

==============================================================================================
ASSETS
==============================================================================================

CURRENT ASSETS
     Cash                                                                    $          2,421
     Accounts receivable, net of allowance of $6,336                                  167,608
     Tax Refund Receivable                                                             33,436
     Inventory                                                                        189,824
     Prepaid and other current assets                                                  13,028
----------------------------------------------------------------------------------------------
         Total current assets                                                         406,317

PROPERTY AND EQUIPMENT, net of accumulated depreciation                               194,974

ADVANCES DUE FROM RELATED AND NONE RELATED PARTIES                                    485,802

GOODWILL, net of accumulated amortization of $58,552                                  135,574
----------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                           $       1,222,667
==============================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
==============================================================================================

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                               $         536,316
     Notes payable - stockholder                                                      833,311
----------------------------------------------------------------------------------------------
         Total current liabilities                                                  1,369,627
----------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
     Preferred stock, par value $0.0001 per share, 1,000,000 shares
         authorized, zero issued and outstanding                                            -
     Common stock, par value $0.0001 per share, 20,000,000 shares
         authorized, 15,196,035 issued and outstanding                                820,843
     Additional paid-in capital                                                     3,800,406
     Accumulated other comprehensive loss                                 (            39,265)
     Deficit                                                              (         4,728,944)
----------------------------------------------------------------------------------------------
         Total deficiency in assets                                       (           146,960)
----------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                              $      1,222,667
==============================================================================================





                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

===================================================================================================================================
                                                                  Three Months Ended                     Nine Months Ended
                                                                       June 30,                              June 30,
                                                          -------------------------------------------------------------------------
                                                                2003              2002               2003               2002
===================================================================================================================================
SALES                                                     $    421,096       $    635,817        $  1,396,791       $  1,851,794

COST OF SALES                                                  332,709            509,092           1,090,075          1,485,712
-----------------------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                    88,387            126,725             306,716            366,082

     Operating expenses ($30,000 and $90,000 to a
         related party in the three and nine month
         periods ended June 30, 2003)                    (     185,557)     (     234,907)      (     603,685)     (     842,963)
     Depreciation and amortization                       (      24,882)     (      23,745)      (      74,773)     (      69,590)
     Interest and other expense (income), net                        -             59,583       (       8,392)            60,723
-----------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                 ($    122,012)     ($     72,344)      ($    380,134)     ($    485,748)
===================================================================================================================================

OTHER COMPREHENSIVE (LOSS) INCOME
     Unrealized loss on investment                        $          -      ($     21,042)       $          -      ($     86,303)
     Foreign currency translation adjustment             (         161)            42,290       (       3,878)            30,851
-----------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                       ($    122,213)     ($     51,096)      ($    384,012)     ($    541,200)
===================================================================================================================================

Net loss per share, basic and diluted                    ($      0.008)     ($       0.01)      ($      0.032)     ($       0.10)
===================================================================================================================================

Weighted average common shares outstanding,
   basic and diluted                                        15,196,035          5,212,702          11,868,257          5,212,702
===================================================================================================================================



                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

===========================================================================================================================
                                                                                           2003                     2002
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     ($      380,134)       ($        485,748)
---------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                     74,773                   69,590
         Amortization of deferred stock-based compensation                                      -                   97,507
     Changes in operating assets and liabilities:
         Accounts receivable                                                      (       150,178)       (          56,326)
         Tax Refund Receivable                                                    (        33,436)
         Inventory                                                                         57,969        (          49,456)
         Prepaid expenses and other current assets                                (        11,438)                     113
         Accounts payable and accrued liabilities                                         305,828                   21,455
---------------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                       243,518                   82,883
---------------------------------------------------------------------------------------------------------------------------
                      Net cash used in operating activities                       (       136,616)       (         402,865)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net repayments from related party                                                          -                  166,349
     Loans to related parties                                                     (       235,802)       (         132,359)
     Purchase of property and equipment                                           (         7,988)       (          19,173)
---------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) investing activities         (       243,790)                  14,817
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance from related party                                                                 -
     Net increase in bank overdraft                                                                                    498
     Proceeds from note payable - stockholder                                             361,105                  379,984
     Net (repayments) borrowings on line of credit facility                                     -                      137
---------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities                           361,105                  380,619
---------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                  (         4,540)                  25,837
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                   (        23,841)                  18,408

CASH AT BEGINNING OF PERIOD                                                                26,262                  112,524
---------------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                              $        2,421         $        130,932
===========================================================================================================================

Supplemental Disclosures:
---------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                                 $            -         $          5,753
===========================================================================================================================

     Income taxes paid                                                             $            -         $              -
===========================================================================================================================

Supplemental Disclosures of Non-cash Investing and Financing Activities:
---------------------------------------------------------------------------------------------------------------------------

     During the quarter ended December 31, 2002, the Company issued
     10,000,000 shares of common stock in exchange for a $200,000
     reduction to its note payable-stockholder                                     $      200,000         $              -
===========================================================================================================================


                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================
--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

          BASIS OF PRESENTATION

          We have reviewed the accompanying balance sheet of Wilmington Rexford, Inc. and subsidiaries as of June 30, 2003, and the related statements of income for the three-month and nine-month periods ending June 30, 2003 and 2002 and statements of cash flows for the nine-month periods ending June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

          We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
          Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The audited financial statements at September 30, 2002 which are included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these consolidated financial statements.

          CONSOLIDATION

          The consolidated financial statements include the accounts of Wilmington Rexford, Inc. (Parent) and its wholly owned subsidiary E-Trend Networks, Inc. (E-Trend) and E-Trend's wholly owned subsidiary Langara Entertainment, Inc. (Langara) (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------


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

               NOTES PAYABLE - The fair value of notes payable are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2003, the fair value approximates the carrying value.

               ADVANCES DUE FROM RELATED PARTIES - The fair value of advances due from related parties are determined by calculating the present value of the instruments using a current market rate of interest as compared to the stated rate of interest and giving effect for the right to offset with the note payable to stockholder in the event of non-performance. At June 30, 2003, the fair value approximates the carrying value.

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

--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

          A reconciliation of reported net loss adjusted to reflect the adoption of SFAS 142 is provided below:

                                                     For The Three Months              For The Nine Months
                                                        Ended June 30,                   Ended June 30,
                                               ----------------------------------------------------------------
                                                    2003             2002             2003            2002
          =====================================================================================================
          Reported net loss                    ( $  122,052)    ( $   72,344)    ( $ 380,134)    ( $  485,748)
          Add-back goodwill amortization,
            net of tax                                    -                -               -                -
          -----------------------------------------------------------------------------------------------------

               Adjusted net loss               ( $  122,052)    ( $   72,344)    ( $ 380,134)    ( $  485,748)
          =====================================================================================================

          Reported basic net loss per share    ( $    0.008)    ( $     0.01)    ( $    0.03)    ( $     0.10)
          Add-back goodwill amortization,
            net of tax                                    -                -               -                -
          -----------------------------------------------------------------------------------------------------

              Adjusted basic net loss per
              share                            ( $    0.008)    ( $     0.01)    ( $    0.03)    ( $     0.10)
          =====================================================================================================

          CONCENTRATION OF REVENUE

          Revenues from VHQ Entertainment, Inc. (VHQ), a former shareholder, accounted for approximately 34% and 28% of total revenue for the three and nine month periods ended June 30, 2003 and approximately 40% and 46% of total revenue for the three and nine month periods ended June 30, 2002. At June 30, 2003, VHQ accounted for approximately 38.6% of the total accounts receivable balance.

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

--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

          FOREIGN CURRENCY TRANSLATION

          The functional currency of Langara is the Canadian dollar. Accordingly all assets and liabilities are translated into United States dollars at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of the financial statements of the Company are recorded in a "Cumulative Translation Adjustment" account in stockholders' equity.

--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

          Transactions denominated in other than Canadian dollars are translated at the exchange rate on the transaction date. Monetary assets and liabilities denominated in other than Canadian dollars are translated at the exchange rate in effect on the balance sheet date. The resulting exchange gains and losses on these items are included in operations.

          RECLASSIFICATIONS

          Certain amounts in the June 30, 2002 financial statements have been reclassified to conform to the June 30, 2003 presentation.

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

--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 2.   LIQUIDITY AND CAPITAL RESOURCES - GOING CONCERN
--------------------------------------------------------------------------------

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

          The Company has incurred substantial operating losses and negative cash flows from operations from inception through June 30, 2003. Although the Company believes it will become cash flow positive from operations in the end of the first quarter (December 31, 2004) of fiscal year 2004, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue or restructure one or both of its business segments.

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

          NOTES PAYABLE STOCKHOLDER

          At June 30, 2003, the Company has borrowed a total of $600,523 from eAngels. The notes bear interest at 10% per year and are due on July 1, 2004. For the three and nine month periods ended June 30, 2003, interest expense related to these notes totaled $14,452 and $45,734, respectively. These notes are not required to be repaid to the extent that the advances due from related parties discussed below are not collected.

          On December 24, 2002, the Company issued 10,000,000 shares of common stock to eAngels in exchange for a $200,000 reduction to its note payable balance.

          ACCOUNTS PAYABLE OFFICER

          At June 30, 2003, an officer of the Company had advanced the Company a total of $32,676. These advances are non-interest bearing, due on demand and included in accounts payable and accrued liabilities.

          ADVANCES DUE FROM RELATED PARTIES

          The Company has advanced $235,802 to related parties during the 9 months ended June 30, 2003 for a total of $485,802. These advances bear interest at 10% per year. For the three and nine month periods ended June 30, 2003, interest income related to these advances totaled $12,404 and $37,524, respectively.

          MANAGEMENT FEE

          During the three and nine month periods ended June 30, 2003, the Company incurred management fee to eAngels of $30,000 and $90,000, respectively. These amounts were unpaid as of June 30, 2003 and included in notes payable-stockholder.

--------------------------------------------------------------------------------
NOTE 4.   BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

          Principally all operations of E-Trend and Langara are conducted in Canada. Information about operating segments is as follows:

          Nine months ended
            June 30, 2003                     Parent          E-Trend           Langara            Total
          ===================================================================================================
          Revenues from external
             customers                      $    5,877      $    299,895      $ 1,091,019       $ 1,396,791
          Intersegment revenues                                                   229,195           229,195
          Segment income (loss)            (   190,083)    (     157,968)    (     32,083)     (    380,134)
          ---------------------------------------------------------------------------------------------------

          Three months ended
            June 30, 2003
          ===================================================================================================

          Revenues from external
            customers                       $    1,487      $     64,248      $   355,361       $    421,096
          Intersegment revenues                      -                 -           48,507             48,507
          Segment income (loss)            (    34,317)    (      43,909)    (     43,826)     (     122,052)
          ---------------------------------------------------------------------------------------------------

          Nine Months Ended
            June 30, 2002                     Parent          E-Trend           Langara            Total
          ===================================================================================================

          Revenues from external                                                1,266,000
             customers                      $   64,000      $    582,000      $                 $ 1,912,000
          Intersegment revenues                      -                 -          405,000           405,000
          Segment gain (loss)              (   114,000)    (     356,000)    (     16,000)     (    486,000)
          ---------------------------------------------------------------------------------------------------

          Three Months Ended
              June 30, 2002
          ===================================================================================================

          Revenues from external
            customers                       $   64,000      $    196,000      $   436,000       $   696,000
          Intersegment revenues                      -                 -                -                 -
          Segment gain (loss)              (    31,000)   (       51,000)          10,000      (     72,000)
          ---------------------------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management Discussion and Analysis (MD&A) focuses on key statistics from the consolidated financial statements of Wilmington Rexford, Inc. for the three and nine months ended June 30, 2003, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political and environmental conditions. This MD&A of the financial condition and results of operations for the three and nine months ended June 30, 2003, should be read in conjunction with the consolidated financial statements and related notes of Wilmington Rexford, Inc.

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

In the second quarter of 2003, Wilmington Rexford, Inc. announced that it intends to contribute its 100% ownership stake in Langara Distribution, Inc., to Langara Group, Inc., a new, vertically integrated, Canadian-based entertainment infrastructure, interactive and commerce company. Langara Group, through its subsidiaries Langara Entertainment, formerly Langara Distribution, and Langara Interactive, provides entertainment commerce and distribution services for the home entertainment industry, as well as Internet and technology services. The Langara deal has still not been completed as of the date of this filing.

Under the transaction terms, Wilmington Rexford will retain substantial investment in Langara Group, Inc., as the principal, and founding shareholder. Upon completion of the transaction the management of the new Canadian Company, Langara Group, Inc., intends to immediately move forward with a public offering prospectus of its shares on both the Canadian TSX-Venture Exchange.

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

Prior to the first quarter of Fiscal 2002 (December 31, 2001), the Company's principal business strategy focused on the distribution of packaged entertainment media, through distribution channels encompassing both online electronic commerce and traditional bricks-and-mortar outlets. The Company operates an online ecommerce website and through its fulfillment and distribution subsidiary, Langara Entertainment, the Company offered distribution and fulfillment services to both traditional retail and online merchants.

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

Wilmington Rexford's Consolidated Balance Sheet as of June 30, 2003 includes goodwill of $135,574. This amount was recorded as a result of Wilmington Rexford's prior acquisition accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142 which was adopted by Wilmington Rexford as of October 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model. Statement 142 also requires companies to perform a transitional test of goodwill for impairment, and the Company completed its test during the second quarter of 2003. Based upon the results of the test, no such impairment loss should be recorded at this time.

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

NET SALES

Net sales were $421,096 and $635,817 for the three months ended June 30, 2003 and June 30, 2002, respectively, and $1,396,791 and $1,851,794 for the nine months ended June 30, 2003 and 2002 respectively, representing a decrease of 33.8%, and 24.6%, respectively. Decreases in absolute dollars of net sales during both the three-months, and nine-months ended June 30, 2003, are primarily related due to the worldwide decline in music sales, which fell 5% in 2001, and 11% in 2002, according to the International Federation of the Phonographic Industry. We also had decreased unit sales from our EntertainMe.com website, and a reduction in sales to Langara Entertainment's largest customer, VHQ Entertainment, Inc., as a result of a cost cutting program, which resulted in various store closings.

GROSS PROFIT

Gross profit was $88,387 and $126,725 for the three months ended June 30, 2003 and 2002, respectively, and $306,716 and $366,082 for the nine months ended June 30, 2003 and 2002, respectively, representing a decrease of 30.3% and 16.2%, respectively. Gross margin was 21.0% and 19.9% for the three months ended June 30, 2003 and 2002, respectively, and 22% and 19.8% for the nine months ended June 30, 2003 and 2002, respectively. Decreases in the absolute dollars of gross profit for the three and nine month-ended periods primarily correspond with decreases in units sold, and a decrease in the exchange rate in relation to the United States, which decreases gross profits on products exported to the United States.

OPERATING COSTS

Operating expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses; payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure. Operating expenses were $185,557 and $234,907 for the three months ended June 30, 2003 and 2002 respectively, representing 44% and 37% of net sales for the corresponding periods, respectively, and $603,685 and $842,963 for the nine months ended June 30, 2003 and 2002, respectively, representing 43.2% and 45.5% of net sales for the corresponding periods, respectively.

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

NET LOSS

Net loss was $122,052 and $72,344 for the three months ended June 30, 2003 and 2002, respectively, and $380,134 and $485,748 for the nine months ended June 30, 2003 and 2002, respectively. The improvement in net loss for the nine months in comparison with the prior period was primarily due to a decrease in marketing, technology, and administrative-related expenditures which was largely offset by decrease in revenue and gross margin.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2003, the Company had a working capital deficit of $963,310 compared to a working capital deficit of $609,619 on September 30, 2002, a deficit increase of 58.0%. Our cash balance was $2,421 as of June 30, 2003, as compared to $26,262 at September 30, 2002, a decrease of 90.8%.

The Company has incurred substantial operating losses and negative cash flows from operations from inception through June 30, 2003. Although the Company believes it will become cash flow positive from operations in the end of the first quarter (December 31, 2004) of fiscal year 2004, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue or modify a business segment or overall operations.

To address these concerns, Wilmington Rexford continues to pursue new debt and or equity financing opportunities, and is actively expanding its customer base and is currently in process of managing its cost cutting strategies, to increase profitability and liquidity. Furthermore, concurrent with the Company's change in controlling shareholder, the Company received a debt financing commitment from eAngels Equity Group, for up to $1,000,000 in the first quarter. As of September 24, 2003, Wilmington Rexford had drawn upon $800,523 including the $200,000 stock converstion from the aforementioned eAngels debt financing commitment. As a result, Wilmington Rexford still has approximately $199,477 available to the Company, which can be used for general, corporate, and working capital purposes, under the debt financing commitment.

Wilmington Rexford's restructuring efforts have pared down the number of operating subsidiaries and investments to two core companies with the most potential, E-Trend Networks, Inc. which operates in the ecommerce business, and the proposed new subsidiary operations and investment in Langara Group, which include Langara Entertainment, formerly Langara Entertainment, a full-service provider of entertainment infrastructure solutions and related business services; and Langara Interactive, a provider of Internet technology services that provides synergies with the merchandising, distribution, and commerce strengths of Langara Group, Inc. The business operations of E-Trend, and Langara Group, and its subsidiaries, will represent a majority of our operating revenue.

Wilmington Rexford has now completed the first phase of our restructuring plan and our goal is to generate sequential revenue growth beginning in our fourth fiscal quarter and into the first and second quarters of fiscal 2004, despite the difficult economic environment. We believe that a number of our new business opportunities, specifically the formation of Langara Group, Inc., which combines the operations of our entertainment infrastructure provider, Langara Entertainment, with our Internet technology services, Langara Interactive, coupled with the existing opportunities for E-Trend are well-positioned to realize strong growth, while continuing to improve their margins in the process. Similarly, as our operating companies grow, their higher incremental margins should have a positive impact on our overall performance. We have reduced our recurring losses from operations in 2002, and we anticipate continuing to do so throughout fiscal 2003 and 2004.

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

BUSINESS RISKS AND MANAGEMENT

We announced a change to our current business plan in January of 2002 and therefore have a very limited operating history under our current business plan. Although we have formed and capitalized Wilmington Rexford, Inc., we have not yet acquired any subsidiaries. Moreover, Wilmington Rexford is approaching profitability, with the substantial operating improvement of its affiliate companies. As of this filing, Langara Entertainment is nearing profit from operations and E-Trend is still working on cost cutting and restructuring of its online operations.

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

FUTURE OPERATIONS

Building on the core operations of the ecommerce operations, and the growth of the diversified entertainment distribution and interactive operations within Langara operations, Wilmington Rexford intends to explicitly focus on improving return on capital (ROC), alongside EPS and cash flow growth, as well as enhancing the Company's balance sheet through the monetization of existing assets and further debt reduction. This will be accomplished by monetizing existing assets, and by increasing revenues and strengthening the market position of our operating companies through strategic acquisitions, which are appropriate and accretive, and expanding into new markets, which have the potential to diversify our revenue streams and improve margins.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The delinquency of this report is due to a lack of funds, as opposed to inadequate controls and procedures.

During the fiscal quarter ended June 30, 2003, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   EXHIBITS

--------------------------------------------------------------------------------
    REGULATION                                                       CONSECUTIVE
    S-B NUMBER                     EXHIBIT                           PAGE NUMBER
--------------------------------------------------------------------------------
       2.1         Agreement and Plan of Share Exchange (1)               N/A
--------------------------------------------------------------------------------
       3.1         Certificate of Incorporation, as amended (2)           N/A
--------------------------------------------------------------------------------
       3.2         Bylaws (2)                                             N/A
--------------------------------------------------------------------------------
      10.1         Amended and Restated Investment Agreement with
                   Swartz Private Equity, LLC (2)                         N/A
--------------------------------------------------------------------------------
      10.2         Amended and Restated Registration Rights Agreement
                   with Swartz Private Equity, LLC (2)                    N/A
--------------------------------------------------------------------------------
      10.3         Amended Warrant to Purchase Common Stock issued
                   to Swartz Private Equity, LLC (2)                      N/A
--------------------------------------------------------------------------------
      10.4         Proposed Form of Video One Canada Ltd. Business
                   Agreement with Langara Distribution (3)(4)             N/A
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    REGULATION                                                       CONSECUTIVE
    S-B NUMBER                     EXHIBIT                           PAGE NUMBER
--------------------------------------------------------------------------------
      10.5         Debentures issued to eAngels International (4)         N/A
--------------------------------------------------------------------------------
      10.6         Promissory Note from WorldVest Holding Corporation
                   (4)                                                    N/A
--------------------------------------------------------------------------------
      10.7         Promissory Note from FutureVest Corporation (4)        N/A
--------------------------------------------------------------------------------
      10.8         Promissory Note from South Beach Partners, LLC/South
                   Beach Entertainment (4)                                N/A
--------------------------------------------------------------------------------
      10.9         Promissory Note from WSY Limited, Inc. (4)             N/A
--------------------------------------------------------------------------------
      10.10        Promissory Note from TransJet.com/Wild Toyz (4)        N/A
--------------------------------------------------------------------------------
      10.11        Guaranty from eAngels International dated December
                   12, 2002 (4)                                           N/A
--------------------------------------------------------------------------------
      31.1         Rule 13a-14(a) Certification
--------------------------------------------------------------------------------
      32.1         Certification Pursuant to 18 U.S.C. Section 1350,
                   as Adopted Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
____________________________

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

                                WILMINGTON REXFORD, INC.
                                (Registrant)

Date:    September 24, 2003     By:  /s/ GARRETT K. KRAUSE
                                   ---------------------------------------------
                                      Garrett K. Krause
                                      Chairman of the Board and CEO
                                      Principal Financial and Accounting Officer