Form 10KSB
period 2003-09-30
WILMINGTON REXFORD INC
filed 2004-02-17
CIK 1081823

February 17, 2004


                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
:X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2003

: TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to

                        Commission file number: 0-28879

                            WILMINGTON REXFORD, INC.
                 (Name of small business issuer in its charter)

                 DELAWARE                                   98-0348508
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification  No.)

         3753 HOWARD HUGHES PARKWAY, SUITE 200, LAS VEGAS, NEVADA   89109
    (Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number: (702) 784-5140

      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                        COMMON STOCK, $0.0001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  :    No  :  X

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,517,822

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $124,445 AS OF FEBRUARY 13, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,196,035 AS OF FEBRUARY 13, 2004

Transitional Small Business Disclosure Format (Check one):     Yes     ; No__X__

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

     From March 1, 1999 to February 2000, the coolentertainment.com website was under development. We launched the website in February 2000 and from February 2000 to November 2000, we offered a variety of entertainment products on the Internet through our website, www.coolentertainment.com. We also offered
                                  -------------------------
value-added services such as celebrity interviews, book reviews, online chat rooms, online games, and free e-mail accounts on its website to attract users to the website. We generated revenues of only $3,518 from this website.

     Realizing that we were undercapitalized and unable to market our services properly, we searched for another business opportunity. On February 21, 2001, we acquired all of the issued and outstanding capital stock of E-Trend Networks, Inc., a Nevada corporation, in exchange solely for approximately 92% of our common stock. We changed our name to E-Trend Networks, Inc., changed our domicile to Delaware, and affected a 1-for-100 reverse split of our issued and outstanding shares of common stock.

     On December 26th, 2001, an agreement was reached whereby a new organization and management team led by eAngels Equity, LLC would acquire controlling interest in E-Trend Networks, Inc. Effective February 19, 2002, we changed our name to Wilmington Rexford, Inc., in an effort to properly reflect changes in our business focus. Concurrent with the name change, we announced our plans to focus our operations on venture development, a business model predicated on the acquisition, financing, and management of a diverse portfolio of related businesses. We also planed to explore potential synergies within our current operations by expanding the product portfolio and service lines of our offline distribution and fulfillment business, with that of our online e-commerce business, capitalizing on our existing Business-to-Business e-commerce capabilities, as well as our unique capacity to combine product supply and technology infrastructure.

     Prior to the fourth calendar quarter of 2003, our principal assets included two operations that focused on the distribution of packaged entertainment media, through distribution channels encompassing both online electronic commerce and traditional bricks-and-mortar outlets. We operated an online retail website www.EntertainMe.com and through our fulfillment and distribution subsidiary,
-------------------
Langara Entertainment, we offered distribution and fulfillment services to both traditional retail and online merchants.

     In October of 2003 after 4 years of substantial losses in its two subsidiary operations the company's board of directors decided to institute a plan of reorganization whereby E-Trend Networks would reorganize its operation assets into minority equity stakes in much larger funded companies. Agreements were completed that would exchange its 100% ownership in Langara Entertainment, Inc. and EntertainMe.com for a equity stakes in Langara Group, Inc. and Fly.com, Inc. both of which could continue to finance the operating losses as well as provide additional growth for these operations providing added value over time to the company and its shareholders.

     On February 13th, 2004 Wilmington Rexford and its board of directors finalized its financial restructuring plan by agreeing and executing a share exchange agreement whereby the operations of Wilmington Rexford will be reorganized on a go forward basis as follows:

1. E-Trend Networks, Inc., wholly owned subsidiary will be spun out as a dividend to the shareholders on a 1 for 1 share basis. E-Trend will continue its operations as a separate company with its own independent management. The company will continue exploring future additional eCommerce opportunities as well as added liquidity events for its stakes in Langara Group, Inc. and Fly.com, Inc.

2. Wilmington Rexford, Inc., will acquire one of the Chinese subsidiaries controlled by China Merchant DiChain Investment Holdings Limited. At closing of this transaction a new management team will take over the operations of Wilmington Rexford. This acquisition will also provide for a 20-1 reverse stock split for the Wilmington Rexford Shares.

     Wilmington Rexford currently has one operating subsidiary E-Trend Networks, Inc. After this reorganization E-Trend Networks, Inc. will continue as an independent company with its own separate operations and management and will continue to focus on developing and expanding in the eCommerce Technology industry.

E-TREND  NETWORKS

     E-Trend was founded as a Nevada corporation under the name "The MovieSource.com Corp." in April 1999 by VHQ Entertainment Inc., formerly Video Headquarters Inc. and eAngels Equity, LLC (Garrett K. Krause). Officers and directors of VHQ along with eAngels Equity, LLC (Garrett K. Krause) incorporated TheMovieSource.com Corp. and provided the initial capitalization. The name of the company was changed to "E-Trend Networks, Inc." in February 2000.

     E-Trend has spent considerable funds through the support of 4 years of operating losses of an eCommerce Internet Portal known as EntertainMe.com, which was in the business of retailing movies and music over the internet. This operation while controlled and operated by E-Trend could not get to profitability and due to the lack of capitalization on October 1, 2003 signed as agreement with Fly.com, Inc. to take over its website operations in a combination plan whereby EntertinMe.com would become an anchor store in its new Internet Mall, set to launch in June of 2004. The agreement provides that E-Trend would receive a $250,000 convertible equity note in Fly.com, Inc.

     E-Trend Networks, Inc. also purchased Langara Entertainment, Inc. in 2000, which although provided a majority of the revenues for Wilmington Rexford on a consolidated basis, also could not quite reach profitability and eventually was saddled with a cash crises and a mountain of debt in September 2003. With the inability of Wilmington Rexford and E-Trend Networks, Inc to provide continued financing for Langara E-Trend entered into an agreement to provide its 100% ownership of Langara Entertainment, Inc. to Langara Group, Inc. in which it would receive a 25% equity interest and thus not be responsible for continued financial support.

     E-Trend Networks will continue after the reorganization to explore new possibilities in the eCommerce business as it still has ownership over tremendous technology developed and tested over the past 4 years through the development of EntertainMe.com.

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

     Software. We believe that flexible, adaptable, and robust software is the key to our success. We must be able to adapt our site to maximize ease of use, consumer appeal, and competitive advantage. Software must also be robust enough to handle rush hour and peak season business volumes. Our web delivery system is composed of several software packages working together to comprise the entire system. The major software packages are configured as follows:

-    Database  -  The current system runs on Oracle. The database holds all  the
     --------
     system information such as products, pricing, contents of customer's carts, and actual orders.

-    Firewall  -  We  currently  run  a  commercial  firewall  product  but are
     --------
     considering implementing a customized Linux solution in the future. The firewall software secures our information, yet is fast enough to handle the load of peak traffic times.

-    Web  Server - The web server that runs our website is Apache, the de facto
     -----------
     industry standard. This server was selected for its scalability and performance, plus its ability to run on several platforms.

-    Application Server Software - The current application server configuration
     ---------------------------
     runs on a Tom Cat, chosen for its scalability and performance.

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

     Data Transfer. Our distribution efforts are supported by two-way data transfer applications, which allow us to transmit orders to Langara Entertainment and in return receive order status information, which is capable of being downloaded onto our web site.

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


ITEM  2.     DESCRIPTION  OF  PROPERTY.

     Wilmington Rexford and its Subsidiary E-Trend Networks, Inc. have their principal executive offices located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada 89109.


ITEM  3.     LEGAL  PROCEEDINGS.

Wilmington Rexford, Inc. a Delaware Corporation has no direct legal proceedings as of this date.

E-Trend Networks is currently in the following legal disputes:

1.   CNET  Networks  VS  E-Trend  Networks,  Inc.
     a.   Alberta  Court  of  Queens  Bench  Action  No.  0301-10422
     b.   Action  began  on  July  24,  2003
     c.   CNET  Networks,  Inc.  and  My  Simon,  Inc. VS E-Trend Networks, Inc.
     d. This is a dispute over advertising billing for internet click-throughs from the CNET My Simon site to our EntertainMe.com internet portal. E-Trend is disputing the $42,500 USD claim by CNET for their advertising billing resulting from a series of click-throughs, which E-Trend claims did not happen and the billing is fraud.
     e.   $42,500  USD  is  the  amount  of  relief.

2.   StormWorks,  Inc.  VS  E-Trend  Networks,  Inc.
     a.   Alberta  Small  Claims  court
     b.   Court  Decision  in  Februrary  2003.
     c.   StormWorks,  Inc.  VS  E-Trend  Networks,  Inc
     d. Stormworks sued E-Trend Networks for monies owed as a result of hosting and programming expense.
     e.   The  amount  of  this  judgment  is  $10,000  CDN.


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

     FISCAL QUARTER ENDING                   HIGH BID     LOW BID

     December  31,  2001                     $  1.85      $  0.72
     March  31,  2002                        $  0.91      $  0.26
     June  30,  2002                         $  0.47      $  0.22
     September  30,  2002                    $  0.29      $  0.10
     December  31,  2002                     $  0.02      $  0.02
     March  31,  2003                        $  0.03      $  0.03
     June  30,  2003                         $  0.03      $  0.03
     September  30,  2003                    $  0.03      $  0.03

     On  February  13,  2004, the closing price for the common stock was $0.0265

     As of September 30, 2003, there were 223 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.


ITEM  6.     MANAGEMENT'S  DISCUSSION  ANALYSIS  AND  PLAN  OF  OPERATION.

OVERVIEW
--------

     On December 26th, 2001, an agreement was reached whereby a new organization and management team led byeAngels Equity, LLC would acquire controlling interest in E-Trend Networks, Inc. Effective February 19, 2002, we changed our name to Wilmington Rexford, Inc., in an effort to properly reflect changes in our business focus. Concurrent with the name change, we announced our plans to focus our operations on venture development, a business model predicated on the acquisition, financing, and management of a diverse portfolio of related businesses.

     In the first quarter of 2002, in relation to the proposed change in controlling shareholder, we received a debt financing commitment from eAngels Equity, LLC for up to $1,000,000. The notes carried an interest rate of ten percent and have a provision allowing for deferral of interest payments. The notes can be exchanged at any time for WREX common stock. The number of shares issued will be calculated by dividing the principal amount of notes to be exchanged by the exercise price of the common stock. Of the $1,000,000 debt financing commitment, Wilmington Rexford, Inc. utilized $731,795.77 up to and December 24, 2002. The net proceeds were used to increase liquidity, repay debt, and for other general working capital and corporate purposes.

     On December 24, 2002, Wilmington Rexford and eAngels EquiDebt Partners V, LLC agreed to an exchange of $200,000 of its $731,795.77 aggregate principal amount of outstanding debt securities, in a private placement for WREX common stock. On December 24, 2002, $200,000 was validly tendered and accepted for exchange. This will reduce Wilmington Rexford's total debt by $200,000. On the basis of then current trading price for WREX common stock, 10,000,000 shares were issued to eAngels EquiDebt Partners V, LLC, which is managed by eAngels Equity, LLC as consideration for the exchange and subsequent reduction in debt securities. On the basis of then current outstanding amount of WREX common stock, the shares issued represented approximately 66 percent of the WREX common stock on a fully diluted basis.

     Following the issuance of approximately 10,000,000 shares to eAngels EquiDebt Partners V, LLC, which is managed by eAngels Equity, LLC in relation to the conversion of $200,000 in debt securities to WREX common stock, eAngels EquiDebt Partners V, LLC holds a majority of WREX's total issued and outstanding common shares, and is thus deemed our controlling and majority shareholder.

     During the year ended September 30, 2003, the Company owed $268,107.54 to eAngels EquiDebt Partners V, LLC. against the $1,000,000 financing debenture. These notes bear interest at 10% per year and are due on July 1, 2004. For the year ended September 30, 2003, interest expense related to notes outstanding during the year totaled $60,563.

     In  the  Fiscal  first  and second Quarter of 2004 (October 2003 - February
2004) Wilmington Rexford has been undergoing some serious financial restructuring to help stop the cash burn due to continued money losing operations. On February 13, 2004 Wilmington Rexford entered into a complete reorganization plan and acquisition of a Chinese based company. The terms of this new plan will provide for full payment of all outstanding Wilmington Rexford debts and allow E-Trend Networks, Inc. to spin off and continue as a separate public company.


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

RESULTS  OF  OPERATIONS

     FISCAL YEARS ENDED SEPTEMBER 30, 2003 AND 2002. We experienced a nominal decrease in revenues for the year ended September 30, 2003 as compared to previous fiscal year. The decrease is primarily due to decreased unit sales of the Company's EntertainMe.com website. The decrease, both as a percentage of revenues and in absolute dollars, was primarily attributable to the reduction of the Company's advertising campaign consistent with cost cutting initiatives implemented during earlier periods. Sales for the 2003 fiscal year were $1,517,822, compared to $2,014,696 for the 2002 fiscal year.

     Gross profit was $345,232 and $364,767 for the twelve months ended September 30, 2003 and 2002, respectively, representing a decrease of 5.3%. Gross margin increased to 22.7% from 18.1% for the year ended September 30, 2003 as compared to the previous fiscal year. Decrease in the absolute dollars of gross profit for the twelve month period correspond with the decrease in sales revenue but the increase in gross margin is due to improvements in transportation and inventory management, improved product sourcing, suspension of the Company's discount reward program, as well as increased product sales of VHS movies and DVD videos, through the EntertainMe.com website, which carry a higher gross profit margin.

     Operating expenses decreased to $757,189 for the 2003 fiscal year from $1,247,727 for the 2002 fiscal year, representing 49.8% and 61.9% of net sales for the corresponding periods, respectively. The decline in absolute dollars of operating expenses for the twelve month period correspond with the Company's operational restructuring plan, which reduced the number of headcount positions in finance and administration within the Company, a reduction in our marketing budget, website development expenditures, technology and operating infrastructure expenditures

     Net loss was $460,465 and $1,115,911 for the twelve months ended September 30, 2003 and 2002, respectively, a decrease of58.7%.The improvement in net loss in comparison with the prior year was primarily due to increases in the Company's gross profit margin, and decline in marketing, technology, and administrative-related expenditures. In addition to the net loss of $460,465 there was also a one time write-down of Goodwill amounting to additional losses of$135,638 and a foreign currency translation adjustment of $26,953. The company's total comprehensive loss was $623,056 or $0.05 per share.

     Although the Company incurred significant losses prior to the Company's announced strategic shift in business model, the Company initiated a restructuring plan in December 2001, instigated by the new management team, which encompassed a series of cost-cutting initiatives. Consistent with our plan, we intended to reduce our marketing budget, our discount program, web site development activities, and technology and operating infrastructure development. Furthermore, a series of operating expenses pertaining to the Company's new business model and associated costs have been accounted for, and expensed during the current year.

LIQUIDITY  AND  CAPITAL  RESOURCES

     On September 30, 2003, the Company had a working capital deficit of $358,389 compared to a deficit of $609,619 on September 30, 2002, an decrease of 41.2% over the comparable period. Our cash and cash equivalents balance was $526 and $26,262, a decrease of 97.7%.

     Our operations provided cash of $212,250 for the 2003 fiscal year, as compared to using cash of $587,615 for the previous fiscal period. We also used $2,159 for the purchase of property and equipment, as compared to using $8,730 in fiscal 2002 for the purchase of property and equipment. We repaid $235,827 against the Note Debentures during the 2003 fiscal year to our majority shareholder, eAngels EquiDebt Partners V LLC, as compared to having raised $672,206 during fiscal 2002. In connection with these debentures, we had advances of $128,110 to related parties during the fiscal year.

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

     The Company has incurred substantial operating losses and negative cash flows from operations from inception through September 30, 2003. Due to the serious financial condition at September 30, 2003 negotiation immediately began to provide Wilmington Rexford with the ability to pay down its debts and stop the negative cash flow. The moves made in the first quarter and second quarter of fiscal 2004 have positioned Wilmington Rexford and its shareholders for the opportunity at a continued shareholding in and newly reorganized Wilmington Rexford, Inc. after the acquisition has been completed and also a independent shareholding in a reorganized independent E-Trend Networks as it spins out as part of the reorganization plan.

     There is no assurance that this reorganization will be completed, but the company and its officers and directors are moving aggressively toward a closing. Our failure to complete this reorganization could result in delay or the indefinite postponement of attaining profitability, and the possible loss of your entire investment.

PLAN  OF  OPERATION

     After years of unprofitable operations for both Langara Entertainment and EntertainMe.com owned by our wholly owned subsidiary, E-Trend Networks, Inc. has exchanged its operating assets for non-controlling equity stakes in two related party operations (Langara Group, Inc. and Fly.com, Inc.), which have the financial means necessary to continue the operations through profitability thus resulting in a value for the company and its shareholders.

     After these two agreements were completed, which released the financial pressure of having to continue to finance the operating losses in difficult market conditions; Wilmington Rexford continued its fiscal 2004 reorganization plan by completing an agreement with China Merchants DiChain Investment Holdings Limited in order to acquire one of their operating companies and bring in some additional financing for this new acquisition.

     On February 13th, 2004 Wilmington Rexford and its board of directors finalized its financial restructuring plan by agreeing and executing a share exchange agreement whereby the operations of Wilmington Rexford will be reorganized on a go forward basis as follows:

1. E-Trend Networks, Inc., wholly owned subsidiary will be spun out as a dividend to the shareholders on a 1 for 1 share basis. E-Trend will continue its operations as a separate company with its own independent management. The company will continue exploring future additional eCommerce opportunities as well as added liquidity events for its stakes in Langara Group, Inc. and Fly.com, Inc.

2. Wilmington Rexford, Inc., will acquire one of the Chinese subsidiaries controlled by China Merchant DiChain Investment Holdings Limited. At closing of this transaction a new management team will take over the operations of Wilmington Rexford. This acquisition will also provide for a 20-1 reverse stock split for the Wilmington Rexford Shares.

     There is no assurance that this deal will close which could result in delay or the indefinite postponement of attaining profitability, and the possible loss of your entire investment.

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


ITEM  7.     FINANCIAL STATEMENTS.

To the Board of Directors and Stockholders:
Wilmington  Rexford,  Inc.
3753 Howard Hughes Parkway
Suite  200
Las  Vegas,  Nevada  89109

     We have audited the accompanying consolidated balance sheet of Wilmington Rexford, Inc. (a Delaware corporation) as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Wilmington Rexford, Inc. as of September 30, 2003 and the results of its consolidated operations and its consolidated cash flows for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Bongiovanni  &  Associates,  CPA's
--------------------------------------
Bongiovanni  &  Associates,  CPA's
Charlotte,  North  Carolina
February  13,  2004

INDEPENDENT  AUDITORS'  REPORT
------------------------------


To  the  Board  of  Directors  and  Stockholders
Wilmington  Rexford,  Inc.  (f/k/a  E-Trend  Networks,  Inc.)
Miami  Beach,  Florida

     We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows of Wilmington Rexford, Inc. and Subsidiaries (f/k/a E-Trend Networks, Inc.) for the year ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wilmington Rexford, Inc. and Subsidiaries (f/k/a E-Trend Networks,
Inc.) for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred substantial losses and negative cash flows from operations since inception. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts of liabilities that might be necessary in the event the Company can not continue in existence.



/s/ KAUFMAN,  ROSSIN  &  CO.,  P.A.
-----------------------------------
KAUFMAN,  ROSSIN  &  CO.,  P.A.
Miami,  Florida
December  27,  2002




WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
September  30,  2003
================================================================================

ASSETS
------

CURRENT ASSETS
   Cash                                                               $      526
   Accounts receivable, net of allowances of $ -0-                        24,926
                                                                      ----------
      Total current assets                                                25,452

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $293,445                                               165,246

ADVANCES DUE FROM RELATED PARTIES                                        128,110

         TOTAL ASSETS                                                 $  318,808
                                                                      ==========

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                           $  440,754
   Notes payable - related parties                                       236,443
                                                                      ----------
      Total current liabilities                                          677,197
                                                                      ----------

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.0001 per share,
     1,000,000 shares authorized, zero issued and outstanding                  -
   Common stock, par value $0.0001 per share,
     20,000,000 shares authorized, 15,196,035 issued
     and outstanding                                                     820,843
   Additional paid-in capital                                          3,800,406
   Accumulated other comprehensive loss                                   (7,772)
   Retained deficit                                                   (4,971,866)
                                                                      ----------
      Total stockholders' deficit                                     (  358,389)
                                                                      ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  318,808
                                                                      ==========



                        See accompanying notes - Audited.
                        ---------------------------------


WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================

                                                         2003            2002
                                                      ----------      ----------

SALES                                                $ 1,517,822     $ 2,014,696

COST OF SALES                                          1,172,590       1,649,929
                                                      ----------      ----------

GROSS PROFIT                                             345,232         364,767

   Operating expenses                                   (757,189)     (1,247,727)
   Depreciation and amortization                         (98,672)       (115,417)
   Interest and other (expense) income, net               50,164        (117,534)
                                                      ----------      ----------

      NET LOSS                                       $  (460,465)    $(1,115,911)
                                                      ==========      ==========

OTHER COMPREHENSIVE LOSS
   Unrealized gain on investment                     $         -     $    13,845
   Write down due to impairment of goodwill             (135,638)              -
                                                      ----------      ----------
   Foreign currency translation adjustment               (26,953)          2,151
                                                      ----------      ----------

COMPREHENSIVE (LOSS)                                 $  (623,056)    $(1,099,915)
                                                      ==========      ==========

Net (loss) per share, basic and fully diluted        $     (0.05)    $     (0.21)
                                                      ==========      ==========

Weighted average common shares outstanding,
basic and fully diluted                               12,730,282       5,212,657
                                                      ==========      ==========



                        See accompanying notes - Audited.
                        ---------------------------------



WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  (DEFICIT)
FOR  THE  YEARS  ENDED  SEPTEMBER  30,  2003  AND  2002
====================================================================================================================

              Common Stock   Additional  Advance due   Deferred             Unrealized    Cumulative   Total
                             Paid-in     From Related  Stock Based  Deficit Gain (Loss)   Translation  Stockholders'
             --------------                                                                            Equity
             Number  Amount  Capital     Party         Compensation         On Investment Adjustment  (Deficit)
             --------------  ----------  ------------  ------------ ------- ------------- -----------  -------------

BALANCES   5,212,702 $842,643 $3,601,406  $(22,800)    $(183,008)  $(3,232,899) $(13,845) $(36,876)    $954,621
- SEPTEMBER
30, 2001

Amortization       -        -          -         -       183,008             -         -         -      183,008
of deferred
stock-based
compensation

Return of    (16,667) (22,800)         -   $22,800             -             -         -         -            -
stock and
forgiveness
of note
receivable

Net loss for
the year           -        -          -         -             -    (1,115,911)        -         -   (1,115,911)

Change in          -        -          -         -             -             -    13,845         -       13,845
Unrealized
loss on
investment

Foreign            -        -          -         -             -             -         -     2,151        2,151
Currency
Translation
Adjustment

--------------------------------------------------------------------------------------------------------------------

BALANCES   5,196,035 $819,843 $3,601,406   $     -     $       -   $(4,348,810) $      -  $(34,725)    $ 37,714
- SEPTEMBER
30, 2002

Issuance  10,000,000    1,000    199,000         -             -             -         -         -      200,000
of shares
for exchange
of note payable
to stockholder

Net loss for       -        -          -         -             -      (623,056)        -         -     (623,056)
the year

Foreign            -        -          -         -             -             -         -    26,953       26,953
currency
translation
adjustment
--------------------------------------------------------------------------------------------------------------------

BALANCES
- SEPTEMBER
30, 2003  15,196,035 $820,843 $3,800,406   $     -     $       -   $(4,971,866) $      -  $ (7,772)    (358,389)



                        See accompanying notes - Audited.
                        ---------------------------------


WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  YEARS  ENDED  SEPTEMBER  30,  2003  AND  2002
================================================================================

                                                         2003            2002
                                                      ----------      ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $  (623,056)    $(1,115,911)
                                                      ----------      ----------
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                       98,672         115,417
      Amortization of deferred stock
        -based compensation                                    -         183,008
      Impairment to goodwill                             135,638               -
      Loss on investment                                       -         118,320
      Cumulative translation adjustment                   26,953           1,414
   Changes in operating assets and liabilities:
      Accounts receivable                                 (7,496)         29,653
      Due from related parties                           121,890         229,978
      Inventory                                          247,793         (18,473)
      Prepaid expenses and other current assets            1,590          45,712
      Accounts payable and accrued liabilities           210,266        (176,733)
                                                      ----------      ----------
         Total adjustments                               835,306         528,296
                                                      ----------      ----------
         Net cash provided by (used in)
         operating activities                            212,250        (587,615)
                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net repayments from related party                           -         166,349
   Loans to related parties                                    -        (224,655)
   Purchases of property and equipment                    (2,159)         (8,730)
                                                      ----------      ----------
         Net cash provided by (used in)
         investing activities                             (2,159)        (67,036)
                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayments on) notes payable          (235,827)        672,206
     - related parties
   Net (repayments) borrowings on line of credit               -        (103,817)
     facility
                                                      ----------      ----------
         Net cash provided by (used in)                 (235,827)        568,389
         financing activities
                                                      ----------      ----------

NET (DECREASE) IN CASH                                   (25,736)        (86,262)

CASH AT BEGINNING OF PERIOD                               26,262         112,524
                                                      ----------      ----------

CASH AT END OF PERIOD                                $       526     $    26,262
                                                      ==========      ==========

Supplemental Disclosures:

   Interest paid                                     $         -     $     5,753
                                                      ==========      ==========
   Income taxes paid                                 $         -     $         -
                                                      ==========      ==========

Supplemental Disclosures of Non-cash
Investing and Financing Activities:
   Sale of investment to related
     party in exchange for note                                -          25,345

   Issuance of 10,000,000 shares of
     common stock in exchange for a $200,000
     reduction to its note payable-stockholder       $   200,000     $         -
                                                      ==========      ==========




WILMINGTON  REXFORD,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  AUDITED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2003  AND  2002
================================================================================

NOTE  1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated audited financial statements include the accounts of Wilmington Rexford, Inc. (Parent) and its wholly owned subsidiary E-Trend Networks, Inc. (E-Trend) and E-Trend's wholly owned subsidiary Langara Entertainment, Inc. (Langara) (collectively "the Company") prepared under the accrual basis of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

BUSINESS  ACTIVITY

The Company was incorporated on June 17, 1996 under the laws of the State of Colorado and changed its domicile in February 2001 to the State of Delaware. The Company targets investment opportunities in industries with the potential to achieve significant capital appreciation. E-Trend was incorporated on April 29, 1999 under the laws of the State of Nevada and is an online "entertainment superstore", specializing in the sale of movies, music, and electronics. Langara was incorporated on June 28, 1999 under the laws of the Province of Alberta Canada and manages an inventory of popular music and movie titles. Langara offers business-to-business fulfillment services to electronic commerce companies and third party e-commerce partners, as well as providing wholesale services to the brick and mortar retailers.

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

REVENUE  RECOGNITION

Revenues derived from product sales are recognized on delivery of the product. Wholesale sales are subject to potential returns by the customer; however any such returns can be passed back to the Company's supplier. Sales returns from retail customers are not significant. Revenue includes shipping charges billed to customers, which charges are based substantially on third-party shipping costs incurred.

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

NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------

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

STOCK  BASED  COMPENSATION

Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting
Standards Board issued Statement No. 123; Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25.

NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------

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

     Notes payable - The fair value of notes payable are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At September 30, 2003, the fair value approximates the carrying value.

     Advances due from related parties - The fair value of advances due from related parties are determined by calculating the present value of the instruments using a current market rate of interest as compared to the stated rate of interest and giving effect for the right to offset with the note payable to stockholder in the event of non-performance. At September 30, 2003, the fair value approximates the carrying value.

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

SFAS 142 was effective for fiscal years beginning after December 15, 2001, except goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS 142 effective October 1, 2002. Management has reviewed the goodwill balance and determined that the Company does not have any amounts that are required to be reclassified from goodwill to identifiable intangibles, or vice versa. The Company has completed the transitional goodwill impairment test and has determined that the Company had a transitional impairment of goodwill in fiscal 2003 in the amount of $135,638, with zero value.

NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------

CONCENTRATION  OF  REVENUE

Revenues from VHQ Entertainment, Inc. (VHQ), a former shareholder, accounted for approximately 28% of total revenue for the year ended September 30, 2003 and approximately 42% of total revenue for the year ended September 30, 2002. In addition, another customer accounted for approximately 16% of revenue for the year ended September 30, 2002. At September 30, 2003, VHQ accounted for approximately 17% of the total accounts receivable balance.

NET  LOSS  PER  SHARE

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net earnings
(loss) per share: Basic and Diluted. Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive outstanding options and warrants. Outstanding stock options and warrants were not considered in the calculation of diluted net loss per share as their effect was anti-dilutive.

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

NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------

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

CASH  AND  CASH  EQUIVALENTS

For purposes of the Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the Financial Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In April of 2002, Statement of Financial Accounting Standards ("SFAS") No. 145 was issued which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows. The Company will adopt SFAS 145 on January 1, 2004.

NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------

NEW  ACCOUNTING  PRONOUNCEMENTS(CONT.)

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have an impact its financial statements once adopted on January 1, 2004.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees or Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123" ("SFAS No. 148"), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more promineI1t disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 for the quarters ending after December 15, 2002.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15,2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation in the first quarter of fiscal 2004.

NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------

NEW  ACCOUNTING  PRONOUNCEMENTS(CONT.)

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company's financial statements.

NOTE  2.     GOING CONCERN (LIQUIDITY AND CAPITAL RESOURCES)
--------

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

The Company has incurred substantial operating losses and negative cash flows from operations from inception through September 30, 2003. Although the Company believes it will become cash flow positive from operations by the end of the fiscal year ending September 30, 2004, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue a business segment or overall operations.

NOTE  3.     GOING CONCERN (LIQUIDITY AND CAPITAL RESOURCES) (CONT.)
--------

To address these concerns, the Company continues to pursue new debt and/or equity financing and is currently in process of implementing cost cutting strategies.

Management believes that actions presently being taken, as described in the preceding paragraph, provide the opportunity for the Company to continue as a going concern, however, there is no assurance this will occur.

NOTE  4.     RELATED PARTY TRANSACTIONS
--------

VHQ  ENTERTAINMENT,  INC.

By means of an agreement dated December 26, 2001 and amended on February 12, 2002, eAngels Equity, LLC ("eAngels"), agreed to purchase 2,000,000 common shares of the Company owned by VHQ thus acquiring a controlling interest in the Company. In conjunction with the stock purchase, (a) the existing officers and directors of the Company resigned and designees of the purchaser were appointed in their place and (b) the Company initiated steps to change its name to Wilmington Rexford, Inc., effective February 19, 2002.

At September 30, 2001, the company owned 99,900 shares of VHQ Entertainment. On September 30, 2002 the company sold its investment in VHQ at a loss of $118,320 to an entity that is controlled by the major shareholder of the Company in exchange for a note in the amount of $25,345.

NOTES  PAYABLE  STOCKHOLDER

At September 30, 2003, the Company owed a total of $268,108 to eAngels EquiDebt Partners V. The notes bear interest at 10% per year and are due on July 1, 2004. For the year ended September 30, 2003, interest expense related to these notes totaled $60,563. These notes are not required to be repaid to the extent that the advances due from related parties discussed below are not collected.

On December 24, 2002, the Company issued 10,000,000 shares of common stock to eAngels in exchange for a $200,000 reduction to its note payable balance.

ACCOUNTS  PAYABLE  OFFICER

At September 30, 2003, an officer of the Company was owed a total of $33. This amount is non-interest bearing, due on demand and included in accounts payable and accrued liabilities.

ADVANCES  DUE  FROM  RELATED  PARTIES

At September 30, 2003, the Company has advanced a total of $262,816 to various entities controlled by the majority shareholder of the Company. These advances bear interest at 10% per year. For the year ended September 30, 2003, interest income related to these advances totaled $49,550.

MANAGEMENT  FEE

During the year ended September 30, 2003, the Company incurred management fees to eAngels of $120,000, respectively. An amount of $107,136 was unpaid as of September 30, 2003 and included in notes payable-stockholder.

NOTE  5.     BUSINESS SEGMENT INFORMATION
--------

Principally all operations of Langara are conducted in Canada. Information about operating segments is as follows:


September 30, 2003       Parent      E-Trend         Langara          Total
------------------      --------   -----------     -----------      -----------

Revenues from
external customers     $   5,887   $   300,772     $ 1,211,173      $ 1,517,832
Intersegment
revenues                 120,000             -         240,633          360,633

Segment loss            (146,779)     (361,157)       (115,120)        (623,056)
------------------      --------   -----------     -----------      -----------

September 30, 2002
------------------

Revenues from
external customers     $       -   $   652,321     $ 1,362,375      $ 2,014,696
Intersegment revenues          -             -         456,368          456,368
Segment loss            (258,913)     (766,319)        (90,679)      (1,115,911)
------------------      --------   -----------     -----------      -----------


NOTE  6.     SUBSEQUENT EVENTS

On October 6, 2003 E-Trend Networks exchanged its 100% interest in Langara Entertainment, Inc. to a newly formed company called Langara Group for a 25% private interest in the common stock of Langara Group, Inc.

On October 1, 2003 E-Trend Networks came to an agreement with Fly.com, Inc. / NetMall.com to exchange its interest in a web portal for a $200,000 stock equity interest in its future consolidated operation to be launched as NetMall.com, Inc.

On February 5, 2004, the Company entered into an agreement for the exchange of common stock whereby the Company would issue 45,000,000 new post reverse split common shares thus transferring majority control of the Company to the purchaser.

NOTE  7.     LEASE COMMITMENTS

The Company leases its offices and certain office equipment under various non-cancelable operating leases. Future minimum rental payments as of September 30, 2003 in the aggregate and for years subsequent to September 30, 2003, are as follows:

     Year                              Amount
     ----                           ------------
     2004                           $     20,000
     2005                                  4,000
                                    ------------
                                    $     24,000
                                    ============

Rent expense for the years ended September 2003 and 2002 was $33,000 and $66,000, respectively.

NOTE  8.     INCOME TAXES

     The  components  of  income  taxes  were  as  follows:


                                           2003         2002
                                        ----------   ----------

Income  Tax  Benefit

Income tax benefit at combined          $  246,800   $  475,600
statutory rate of 42.62%
Change in Valuation Allowance             (246,800)    (475,600)

Income Tax Benefit                      $        -   $        -


The income tax benefit for the years ended September 30, 2003 and 2002, differed from the combined federal and provincial statutory rates due principally to the increase in the deferred tax asset valuation allowance.

Due to mainly operating losses and the inability to recognize an income tax benefit there from, there is no provision for current federal or state income taxes for the years ended September 30, 2003 and 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

At  September  30,  2003,  the  approximate deferred tax assets were as follows:


Non-capital loss carryforwards           $  1,665,000
Capital assets                                 45,000
                                         ------------
   Total deferred tax assets                1,710,000
   Less valuation allowance                (1,710,000)
                                         ------------
                                         $          -


NOTE  9.     PROPERTY AND EQUIPMENT


Property and equipment consisted of the following:

                                         September 30, 2003
                                         ------------------
Computer software                        $    259,111
Computer hardware                             122,687
Furniture and fixtures                         33,117
Leasehold improvements                         43,776
                                         ------------------
                                              458,691
Less accumulated depreciation                (293,445)
and amortization
                                         ------------------
                                         $    165,246



Depreciation and amortization expense relating to property and equipment totaled $98,672 and $95,569 for the years ended September 30, 2003 and 2002.

NOTE 10.     STOCK OPTIONS

The Company is authorized to grant options to employees, officers and directors, to purchase up to 4,000,000 common shares. Stock option activity for the years ended September 30, 2003 and 2002 was as follows:


                                    Number of     Weighted Average
                                    Options       Exercise Price
                                    ---------     ----------------

Balance,  October  1,  2001         441,500       $  1.93
Granted  during  the  year                -       $     -
Forfeited  during  the  year       (132,500)      $  3.96
------------------------------      ---------
Balance,  September  30,  2002      309,000       $  1.06
------------------------------      ---------
Forfeited  during  the  year              -             -
------------------------------      ---------
Balance,  September  30,  2003      309,000       $  1.06
------------------------------      ---------
Exercisable, September 30, 2003     309,000       $  1.06
------------------------------      ---------


NOTE 11.     STOCK OPTIONS (CONT.)

The following table summarizes information about stock options outstanding at September 30, 2003:


                                            Weighted Average
     Exercise Price        Number of        Remaining
                           Options          Contractual Life
                                            (Years)
     --------------        ---------        ----------------

     $ 1.00                 300,000               7.62
     --------------        ---------        ----------------
     $ 2.00                   4,000               1.25
     $ 4.00                   5,000               1.25
                           =========
                            309,000


There were no option grants during the years ended September 30, 2003 or 2002. Therefore, presenting the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options is not applicable


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

KPMG LLP was previously our independent auditors. On May 1, 2002, our Board of Directors announced the appointment of Kaufman, Rossin & Co., P.A. to audit the financial statements for the fiscal year ended September 30, 2002. The decision to change auditors was based upon financial considerations. During the two most recent fiscal years and the subsequent interim period, neither we nor anyone on our behalf consulted Kaufman, Rossin & Co., P.A. regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

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

     There were no other "reportable events" as that term is described in Item 304a(1)(v) of Regulation S-K occurring within our two most recent fiscal years and the subsequent interim period ending May 1, 2002.

     Kaufman, Rossin & Co., P.A. resigned as of August 28, 2003. On September 22, 2003, our Board of Directors of the Registrant approved the engagement of Beckstead and Watts, LLP to audit the financial statements for the fiscal year ended September 30, 2003. The decision to change auditors was based upon financial considerations. During the two most recent fiscal years and the subsequent interim period, neither the we nor anyone on our behalf consulted Beckstead and Watts, LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

     The audit report of Kaufman, Rossin & Co., P.A. on our financial statements as of and for the fiscal year ended September 30, 2002 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except as follows:

     The audit report of Kaufman, Rossin & Co., P.A. on our financial statements as of and for the fiscal year ended September 30, 2002 contained a separate paragraph stating: "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred substantial losses and negative cash flows from operations since inception. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company can not continue in existence."

     During our two most recent fiscal years and the subsequent interim period ending August 28, 2003, there were no disagreements between us and Kaufman, Rossin &Co., P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kaufman, Rossin & Co., P.A., would have caused that firm to make reference to the subject matter of the disagreement in connection with its audit report.

     There were no other "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within our two most recent fiscal years and the subsequent interim period ending August 28, 2003.

     De Joya & Company replaced Beckstead and Watts, LLP as our principal accountants as of October 30, 2003. On October 30, 2003, our board of directors approved the engagement of De Joya & Company to audit the financial statements for the fiscal year ended September 30, 2003. The decision to change auditors was based upon new PCAOB rules. During the two most recent fiscal years and the subsequent interim period, neither we nor anyone on our behalf consulted De Joya & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on ourfinancial statements.

     Beckstead and Watts, LLP did not provide a report for either of the our last two fiscal years ended September 30, 2003.

     During the our two most recent fiscal years and the subsequent interim period ending October 30, 2003, there were no disagreements between us and Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Beckstead and Watts, LLP, would have caused that firm to make reference to the subject matter of the disagreement in connection with its audit report.

There were no other "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within our two most recent fiscal years and the subsequent interim period ending October 30, 2003.

     Bongiovanni & Associates replaced De Joya & Company as our principal accountants as of December 5, 2003. On December 5, 2003, our Board of Directors approved the engagement of Bongiovanni & Associates to audit the financial statements for the fiscal year ended September 30, 2003. The decision to change auditors was based upon financial reasons. During the two most recent fiscal years and the subsequent interim period, neither we nor anyone on our behalf consulted Bongiovanni & Associates regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

     De Joya & Company did not provide a report for either of our last two fiscal years ended September 30, 2003.

     During the our two most recent fiscal years and the subsequent interim period ending December 5, 2003, there were no disagreements between us and De Joya & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of De Joya & Company, would have caused that firm to make reference to the subject matter of the disagreement in connection with its audit report.

     There were no other "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within our two most recent fiscal years and the subsequent interim period ending December 31, 2003.


ITEM 8A.     CONTROLS AND PROCEDURES.

     Our sole officer, based on his evaluation of our (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of October 31, 2003, has concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     Our sole officer has concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003 the date of his most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our executive officers and directors are:



NAME                  AGE    POSITION
-----------------     ---    -----------------------------------------------

Garrett K. Krause     36     Chairman, Chief Executive Officer and President



     Our directors are elected annually by our shareholders and our officers are appointed annually by our board of directors. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

GARRETT K. KRAUSE, CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT.

     Mr. Krause was recently appointed as our Chairman & CEO on January 10, 2003. Since 1992, Mr. Krause has also been the Managing Director of eAngels Equity, LLC, an angel investor network, based in Miami, Florida, where investors can come together to launch, invest in, and grow viable business concepts into industry-leading organizations. eAngels Equity, LLC played a principal role in the founding of Wilmington Rexford and continues to participate in the investment in the real estate, financial services, media, entertainment, and technology industries. Mr. Krause studied finance at University of Calgary before starting his private investment and entrepreneurial ventures. During his tenure at Wilmington Rexford, and at eAngels, Mr. Krause's responsibilities encompassed various areas of management operations, merchant and investment banking, venture capital, and corporate finance.

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE.

     During the fiscal year ended September 30, 2003, the following persons were required to file reports under Section 16(a) of the Securities Exchange Act of 1934:



REPORTING PERSON        DATE REPORT DUE       DATE REPORT FILED
-----------------     -------------------     -----------------

Garrett K. Krause     Form 3 due 12/24/02         12/27/02
-----------------     -------------------     -----------------




ITEM 10.     EXECUTIVE COMPENSATION.

     The following table sets forth information the remuneration of our chief executive officers for the last three completed fiscal years.


                                      SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                    ---------------------------------    -----------------------------------
                                                                  AWARDS             PAYOUTS
                                                         -------------------------   -------
NAME AND PRINCIPAL  YEAR  SALARY  BONUS  OTHER ANNUAL    RESTRICTED   SECURITIES      LTIP    ALL OTHER
POSITION                    ($)    ($)   COMPENSATION    STOCK        UNDERLYING     PAYOUTS  COMPENSATION
                                             ($)         AWARD(S)     OPTIONS/SARS     ($)         ($)
                                                                          (#)
------------------  ----  ------  -----  ------------    ----------   ------------   -------  ------------

Garrett K.          2003    -0-    -0-       -0-            -0-            -0-         -0-        -0-
Krause (1)
------------------  ----  ------  -----  ------------    ----------   ------------   -------  ------------
Robert G.           2003    -0-    -0-     $35,417          -0-            -0-         -0-        -0-
Taylor              2002    -0-    -0-     $26,900          -0-            -0-         -0-        -0-
President (2)
------------------  ----  ------  -----  ------------    ----------   ------------   -------  ------------
Ayaz Kara,
President (3)       2002    -0-    -0-       -0-            -0-            -0-         -0-        -0-
------------------  ----  ------  -----  ------------    ----------   ------------   -------  ------------
Caroline G.         2001 $78,166   -0-       -0-            -0-            -0-         -0-        -0-
Armstrong,
President and
CEO (5)
------------------  ----  ------  -----  ------------    ----------   ------------   -------  ------------
Gregg C. Johnson,   2001    -0-    -0-       -0-            -0-          100,000       -0-        -0-
President (5)
------------------  ----  ------  -----  ------------    ----------   ------------   -------  ------------



(1) Mr. Garrett Krause was the CEO of the company from January 13, 2003 to present. On November 1, 2003 he also became the President of this company. He has no compensation from the company.
(2)  Mr.  Taylor  was  the  President  from  January 2002 through November 2003.
(3)  Mr.  Kara  was  the  President  from  November  2001  to  January  2002.
(4) Ms. Armstrong was the President and Chief Executive Officer from March 2001 to November 2001.
(5) Mr. Johnson was the President and Chief Executive Officer from July 1999 through February 2001.
(6) Mr. Garrett Krause was the CEO of the company from January 13, 2003 to present. He has no compensation from the company.




                             OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                       INDIVIDUAL GRANTS
                                       -----------------


NAME          NUMBER OF SECURITIES   PERCENT OF TOTAL            EXERCISE OR BASE   EXPIRATION
              UNDERLYING OPTIONS/    OPTIONS/SARS GRANTED TO     PRICE ($/SH)       DATE
              SARS GRANTED (#)       EMPLOYEES IN FISCAL YEAR
----------    --------------------   ------------------------    ----------------   ----------

Garrett K.
Krause              -0-                       --                      --                --
----------    --------------------   ------------------------    ----------------   ----------
Robert G.
Taylor              -0-                       --                      --                --
----------    --------------------   ------------------------    ----------------   ----------





      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                                               OPTIONS/SARS AT FISCAL      /SARS AT FISCAL YEAR
                                               YEAR END (#)                END ($)
                                               ----------------------      --------------------
NAME          SHARES ACQUIRED    VALUE              EXERCISABLE/               EXERCISABLE/
              ON EXERCISE (#)    REALIZED ($)       UNEXERCISABLE              UNEXERCISABLE
----------    ---------------    ------------  ----------------------      --------------------

Garrett K.
Krause              -0-              -0-              -0-/-0-                    -0-/-0-
----------    ---------------    ------------  ----------------------      --------------------
Robert G.
Taylor              -0-              -0-              -0-/-0-                    -0-/-0-
----------    ---------------    ------------  ----------------------      --------------------



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

     Our  board  of  directors  administers  the  plan  and  determines:
-    who  will  be  granted  options  or  awards;
-    when  options  or  awards  will  be  granted;
-    the  number  of  options  or  shares  to  be  granted;
- which options may be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, versus non-qualified options which are not intended to so qualify;
-    the  time  or  times  when  each  option  becomes  exercisable;
-    the  duration  of  the  exercise  period  for  options;
- the form or forms of the instruments evidencing options or awards granted under the plan;
-    the  purchase  price  of  the  shares  issued  under  the  plan;
- the period or periods of time during which we will have a right to repurchase the shares; and
-    the  terms  and  conditions  of  such  repurchase.

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

     Outstanding Options. As of September 30, 2003 there were still 309,000 options pending under this plan.


ITEM 11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT.

     The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of February 13, 2004:



NAME AND ADDRESS OF             AMOUNT AND NATURE           PERCENT OF CLASS (2)
BENEFICIAL OWNER (1)            OF BENEFICIAL OWNERSHIP
---------------------------     -----------------------     --------------------

Garrett K. Krause
1521 Alton Road, #352
Miami Beach, FL 33139            10,500,000 (3)                    69.1%
---------------------------     -----------------------     --------------------
eAngels EquiDebt Partners V
11 - 2480 Kenworth Road
Nanaimo BC Canada V9T 3Y3        10,000,000 (4)                    65.81%
---------------------------     -----------------------     --------------------
VHQ Entertainment, Inc.
6201 - 46th Avenue
Red Deer, AB T4N 6Z1 Canada       2,000,000 (5)                    13.16%
---------------------------     -----------------------     --------------------
Web Capital Ventures, Inc.
(Sara Hallitex Corp.)
3753 Howard Hughes Parkway, #200
Las Vegas, NV 89109                 500,000                         3.29%
---------------------------     -----------------------     --------------------
All officers and directors
as a group  (3 persons)              10,500,000 (3) (5)            69.1%
---------------------------     -----------------------     --------------------



(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) This table is based on 15,196,035 shares of Common Stock outstanding as of February 13, 2004. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from February 13, 2004, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3) Includes 10,000,000 shares owned of record by eAngels EquiDebt Partners V, LLC and 500,000 shares owned of record by Web Capital Ventures, Inc. Both entities are controlled by Garrett K. Krause.

(4) Does not include shares that eAngels has the right to obtain upon conversion of its outstanding debentures into shares of the Company's stock.

(5) eAngels Equity, LLC or assignees currently has an option to purchase the 2,000,000 shares at $0.40 per share. This agreement is currently being modified on a mutual agreed basis by both parties.

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

EANGELS  EQUITY,  LLC

     Garrett K. Krause is the president of eAngels Equity, LLC and Managing Director of eAngels EquiDebt Partners V, LLC.

     On December 24, 2002, Wilmington Rexford and eAngels EquiDebt Partners V, LLC agreed to exchange $200,000 of its $731,795.77 aggregate principal amount of outstanding debt securities, in a private placement for WREX common stock. As of the offer on December 24, 2002, approximately $200,000 had been validly tendered and accepted for exchange. This will reduce Wilmington Rexford's total debt by over $200,000. On the basis of the current trading price for WREX common stock, 10,000,000 shares were issued to eAngels EquiDebt Partners V, LLC, which is Managed by Garrett Krause as consideration for the exchange and subsequent reduction in debt securities.

LOANS  TO  OTHER  ENTITIES

     We have made loans to entities owned and/or controlled by Garrett K. Krause or Sean L. Krause as follows:


Name of Entity              Date of Loan        Amount Loaned and           Business of Entity
                                                Outstanding at 9/30/03
--------------------    --------------------    ----------------------      ------------------

WSY Limited             Mar 2002 - Sept 2003    $ 0   (1) (2)               www.Stockpicks.com
--------------------    --------------------    ----------------------      ------------------
FutureVest Corp.        Mar 2002 - Sept 2003    $ 0   (1) (2)               Financial
--------------------    --------------------    ----------------------      ------------------
South Beach Partners    Mar 2002 - Sept 2003    $ 0   (1) (2)               Hedge Fund Trading
--------------------    --------------------    ----------------------      ------------------
WorldVest Properties    Mar 2002 - Sept 2003    $ 0   (1) (2)               Real Estate
                                                                            Development
--------------------    --------------------    ----------------------      ------------------
TransJet.com, Inc.      Mar 2002 - Sept 2003    $ 0   (1) (2)               Aviation and Auto
                                                                            Rental
--------------------    --------------------    ----------------------      ------------------
Fly.com, Inc.           Mar 2003 - Sept 2004    $185,809.12 (1) (2) (3)     Online eCommerce
--------------------    --------------------    ----------------------      ------------------
GEMS Canada, Inc.       Mar 2003 - Sept 2004    $ 77,007.24 (1) (2) (4)     Online Registration
--------------------    --------------------    ----------------------      ------------------



(1) All loans have been secured for repayment by eAngels EquiDebt Partners V, LLC as an offset from the outstanding Debentures. These loans have all been extended through September 30, 2003.

(2) These loans were made to these related entities to advance the company according to the new business model established in February of 2002 whereby Wilmington Rexford has adopted a new Venture Development business strategy to help young companies in hopes of further funding, acquisition or participation in the resulting company.

(3) This loan was made through our subsidiary Langara Entertainment, Inc., which has been sold off as of October 6, 2003.

(4) This loan was made through our wholly owned subsidiary E-Trend Networks, Inc.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.



REGULATION
S-B NUMBER     EXHIBIT
----------     -------

2.1            Agreement and Plan of Share Exchange (1)
----------     ----------------------------------------
3.1            Certificate of Incorporation, as amended (2)
----------     --------------------------------------------
3.2            Bylaws (2)
----------     ----------
10.1           Debentures issued to eAngels EquiDebt Partners V, LLC (3)
----------     ---------------------------------------------------------
10.2           Promissory Note from WorldVest Holding Corporation (3)
----------     ------------------------------------------------------
10.3           Promissory Note from FutureVest Corporation (3)
----------     -----------------------------------------------
10.4           Promissory Note from South Beach Partners, LLC/South Beach Entertainment (3)
----------     ----------------------------------------------------------------------------
10.5           Promissory Note from WSY Limited, Inc. (3)
----------     ------------------------------------------
10.6           Promissory Note from TransJet.com/Wild Toyz (3)
----------     -----------------------------------------------
10.7           Promissory Note from GEMS Canada, Inc. to E-Trend Networks, Inc.
----------     ----------------------------------------------------------------
10.8           Share Exchange Agreement with Langara Group, Inc.
----------     -------------------------------------------------
10.9           Share Exchange Agreement with Fly.com, Inc. for EntertainMe.com e-Commerce portal
----------     ---------------------------------------------------------------------------------
10.10          Share Exchange Agreement with China Merchants DiChain Investment Holdings Limited
----------     ----------------------------------------------------------------
16.1           Letter from KMPG LLP (4)
----------     ------------------------
16.2           Letter from Kaufman, Rossin & Co., P.A. (5)
----------     -------------------------------------------
16.3           Letter from Beckstead and Watts, LLP (6)
----------     ----------------------------------------
16.4           Letter from De Joya & Company (7)
----------     ---------------------------------
21             Subsidiaries of the registrant (2)
----------     ----------------------------------
31             Rule  13a-14  Certification
----------     ---------------------------
32             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
----------     ------------------------------------------------------------------------



(1) Incorporated by reference to the exhibits to the registrant's definitive proxy statement filed January 2, 2001.

(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-2, file number 333-70184.

(3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended September 30, 2002, file number 0-28879.

(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 1, 2002, filed May 7, 2002, file number 0-28879.

(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 28, 2003, filed September 24, 2003, file number 0-28879.

(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 30, 2003, filed November 5, 2003, file number 0-28879.

(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 5, 2003, filed February 12, 2004, file number 0-28879.

Reports on Form 8-K: A Form 8-K for August 28, 2003 was filed September 24, 2003 disclosing under Item 4 the change in the registrant's certifying accountant. No financial statements were required to be filed.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     For the fiscal years ended September 30, 2003 and 2002, our principal accountant billed approximately $40,500 and billed $65,000, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

     There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES

     For the fiscal years ended September 30, 2003 and 2002, our principal accountant is expected to bill $5,000 and for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

     There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2003 and 2002.

PRE-APPROVAL POLICIES AND PROCEDURES

     Prior to engaging our accountants to perform a particular service, our sole director obtains an estimate for the service to be performed. The sole director in accordance with procedures for the company approved all of the services described above.




                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILMINGTON REXFORD, INC.


Date:  February 17, 2004                By: /s/ Garrett Krause
                                        ------------------
                                        Garrett Krause, Chairman / CEO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                           DATE
-------------------    --------------------------------      -----------------

Garrett  K.  Krause     Chairman of the Board & CEO          February 17, 2004
                       (Principal Executive, Financial,
                        and Accounting Officer)