Form 10QSB
period 2003-12-31
WILMINGTON REXFORD INC
filed 2004-03-09
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from _______________ to __________________


                         Commission file number 0-28879

                            WILMINGTON REXFORD, INC.
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                              98-0348508
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

            3753 HOWARD HUGHES PARKWAY, #200, LAS VEGAS, NEVADA 89109
                    (Address of principal executive offices)

                                 (702) 784-5140
                           (Issuer's telephone number)

                                  SEPTEMBER 30
              (Former name, former address and former fiscal year,
                          if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
                 requirements for the past 90 days. Yes    No  X
                                                       ---    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

           15,196,035 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                DECEMBER 31, 2003


  Transitional Small Business Disclosure Format (check one);  Yes     No  X
                                                                 ----    ----

                                      INDEX
                                                                          Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements                                  3

         Consolidated Balance Sheet as of December 31, 2003 (unaudited)     4

         Consolidated Statements of Operations and Comprehensive Loss
            for the three months ended December 31, 2003 and 2002
            (unaudited)                                                     5

         Consolidated Statements of Cash Flows
            for the three months ended December 31, 2003 and 2002
            (unaudited)                                                     6

         Notes to consolidated financial statements (unaudited)           7 - 14

ITEM 2.  Management's Discussion and Analysis or Plan of Operations        15

ITEM 3.  Controls and Procedures                                           18

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                 19

ITEM 2.  Change in Securities                                              19

ITEM 3.  Defaults upon Senior Securities                                   19

ITEM 4.  Submission of Matters to a Vote of Security Holders               19

ITEM 5.  Other Information                                                 19

ITEM 6.  Exhibits and Reports on Form 8-K                                  20

                                    SIGNATURE

                                       WILMINGTON REXFORD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                               DECEMBER 31, 2003

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003 (UNAUDITED)

===============================================================================================
ASSETS
===============================================================================================
CURRENT ASSETS
     Cash                                                                       $          -
     Accounts Receivable                                                                   -
     Inventory                                                                             -
     Prepaid and other Current Assets                                                      -
-----------------------------------------------------------------------------------------------
         Total Current Assets                                                              -

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $239,824                  103,250

ADVANCES DUE FROM RELATED PARTIES                                                     77,007

INVESTMENTS                                                                              250
-----------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                               $    180,507
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
===============================================================================================

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                   $    122,674
     Notes payable - stockholder                                                     325,790
-----------------------------------------------------------------------------------------------
         Total current liabilities                                                   448,464
-----------------------------------------------------------------------------------------------

LEASE COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.0001 per share, 1,000,000 shares
         authorized, zero issued and outstanding                                           -
     Common stock, par value $0.0001 per share, 20,000,000 shares
         authorized, 15,196,035 issued and outstanding                               820,843
     Additional paid-in capital                                                    3,800,406
     Deficit                                                                      (4,889,206)
-----------------------------------------------------------------------------------------------
         Total stockholders' equity                                                 (267,957)
-----------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    180,507
===============================================================================================



                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

=============================================================================================================
                                                                            2003                 2002
=============================================================================================================
SALES ($378,229 to related parties in 2002)                           $            -        $       635,055

COST OF SALES                                                                      -                484,839
-------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                                       -                150,216

   Operating expenses ($30,000 to a related party in 2003)                    35,910                224,486
   Depreciation and amortization                                              19,717                 23,934
   Loss of Sale of Fixed Asset (Gain)                                         28,020                  6,483
-------------------------------------------------------------------------------------------------------------

NET LOSS                                                              $       83,647        $       104,687
=============================================================================================================

OTHER COMPREHENSIVE (LOSS) INCOME
   Unrealized gain on investment                                      $           -         $             -
   Foreign currency translation adjustment                                 (      -)               (    662)
-------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                    $           -         $       105,349
=============================================================================================================

Net loss per share, basic and diluted                                 ($      0.006)        ($         0.02)
=============================================================================================================

Weighted average common shares outstanding, basic and diluted             15,196,035              5,965,266
=============================================================================================================


                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

=================================================================================================================
                                                                                   2003                2002
=================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 ( $    83,647)       ( $   104,687)
-----------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                               19,717               23,934
         Loss on disposal of fixed assets                                            28,020                    -
            Cumulative translation adjustment                                 (       4,540)
     (Increase) decrease in operating assets:
         Accounts receivable                                                         24,926        (     173,190)
         Due from related parties                                                    51,103                    -
     (Decrease) increase in operating liabilities:
         Inventory                                                                        -               83,378
         Prepaid expenses and other current assets                                        -        (          66)
         Accounts payable and accrued liabilities                             (     125,202)             177,556
-----------------------------------------------------------------------------------------------------------------
             Total adjustments                                                (       5,976)             111,612
-----------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) operating activities          (      89,623)               6,925
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in investments                                                  (         250)
     Net repayments from related party                                                    -                    -
     Loans to related parties                                                 (           -)       (     111,707)
     Purchase of property and equipment                                       (           -)       (       5,561)
-----------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) investing activities          (         250)       (     117,268)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable - related party                                      89,347              107,031
     Net (repayments) borrowings on line of credit facility                               -                    -
-----------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities                      -              107,031
-----------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                              (           -)       (         689)
-----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                               (         526)       (       4,001)

CASH AT BEGINNING OF PERIOD                                                             526               26,262
-----------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                           $         -         $     22,261
=================================================================================================================

Supplemental Disclosures:
-----------------------------------------------------------------------------------------------------------------

     Interest paid                                                              $         -         $          -
=================================================================================================================

     Income taxes paid                                                          $         -         $          -
=================================================================================================================

Supplemental Disclosures of Non-cash Investing and Financing Activities:
-----------------------------------------------------------------------------------------------------------------

     During the quarter ended December 31, 2002, the Company issued 10,000,000 shares of common stock in exchange for a $200,000 reduction to its note
     payable-stockholder                                                        $         -         $    200,000
=================================================================================================================

                       See accompanying notes - unaudited.

WILMINGTON REXFORD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

          BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for a full year of operations.

          The audited financial statements at September 30, 2003, which are included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these consolidated financial statements.

          CONSOLIDATION

          The consolidated financial statements include the accounts of Wilmington Rexford, Inc. (Parent) and its wholly owned subsidiary E-Trend Networks, Inc. (E-Trend) and E-Trend's (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

          BUSINESS ACTIVITY

          Wilmington Rexford, Inc. (WilRex) was incorporated on June 17, 1996 under the laws of the State of Colorado and changed its domicile in February 2001 to the State of Delaware. WilRex targets investment opportunities in industries with the potential to achieve significant capital appreciation. E-Trend Networks, Inc (E-Trend) was incorporated on April 29, 1999 under the laws of the State of Nevada and is an online business software company.

================================================================================
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
================================================================================

          PROPERTY AND EQUIPMENT

          Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs, which do not extend the lives of the respective assets are charged to expense currently.

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

================================================================================
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
================================================================================

               NOTES PAYABLE - The fair value of notes payable are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2003, the fair value approximates the carrying value.

               ADVANCES DUE FROM RELATED PARTIES - The fair value of advances due from related parties are determined by calculating the present value of the instruments using a current market rate of interest as compared to the stated rate of interest and giving effect for the right to offset with the note payable to stockholder in the event of non-performance. At December 31, 2003, the fair value approximates the carrying value.

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

          SEGMENT REPORTING

          The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has considered its operations and has determined that it operates in three operating segments for purposes of presenting financial information and evaluating performance. The Parent targets investment opportunities, while E-Trend is an online software development company. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

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

          NEW ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which is effective for fiscal years beginning after December 15, 2002, except goodwill and intangible assets acquired after June 30, 2002 are subject immediately to the non-amortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

          A reconciliation of reported net loss adjusted to reflect the adoption of SFAS 142 is provided below:

                                                                 For The Three Months
                                                                  Ended December 31,
                                                           ---------------------------------
                                                                2003              2002
          ==================================================================================
          Reported net loss                                ( $   83,647)     ( $   104,687)
          Add-back goodwill amortization, net of tax                  -                  -
          ----------------------------------------------------------------------------------

             Adjusted net loss                             ( $   83,647)     ( $   104,687)
          ==================================================================================


          Reported basic net loss per share                ( $    0.006)     ( $      0.02)
          Add-back goodwill amortization, net of tax                  -                  -
          ----------------------------------------------------------------------------------

             Adjusted basic net loss per share             ( $    0.006)     ( $      0.02)
          ==================================================================================

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

          The Company has incurred substantial operating losses and negative cash flows from operations from inception through December 31, 2003. Although has effectively completed a full restructure and a new acquisition is currently being completed. The Company believes that after this reorganization and acquisition it will become cash flow positive from operations by the end of its new fiscal year ending December 31, 2004, but there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue a business segment or overall operations.

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

          NOTES PAYABLE STOCKHOLDER

          At December 31, 2003, the Company has borrowed a total of $325,790 from eAngels. The notes bear no interest from October 1, 2003 and are due on March 31, 2004. These notes are not required to be repaid to the extent that the advances due from related parties discussed below are not collected.

          ADVANCES DUE FROM RELATED PARTIES

          At December 31, 2003, the Company has advanced a total of $77,007 to an entity controlled by the majority shareholder of the Company. These advances bear no interest.

          MANAGEMENT FEE

          During the quarter ended December 31, 2003, the Company incurred a $30,000 management fee to eAngels. This amount was unpaid as of December 31, 2003 and is included in notes payable stockholder.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management Discussion and Analysis (MD&A) focuses on key statistics from the consolidated financial statements of Wilmington Rexford, Inc. for the three months ended December 31, 2003, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political, and environmental conditions. This MD&A of the financial condition and results of operations for the three months ended December 31, 2003, should be read in conjunction with the consolidated financial statements and related notes of Wilmington Rexford, Inc.

RECENT EVENTS

In the first and second quarters of fiscal 2004 (October 2003 to February 2004), Wilmington Rexford has been undergoing some serious financial restructuring to help stop the cash burn due to continued money losing operations. On February 13, 2004, Wilmington Rexford entered into a complete reorganization plan and acquisition of a Chinese-based company. The terms of this new plan will provide for full payment of all outstanding Wilmington Rexford debts and allow E-Trend Networks, Inc. to spin off and continue as a separate public company.

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

RESULTS OF OPERATIONS

NET SALES

Net sales were $nil and $635,055 for the three months ended December 31, 2003 and December 31, 2002, respectively, reflecting the disposition of E-Trend's two money losing entities; EntertainMe.com and Langara Entertainment, Inc.

GROSS PROFIT

Gross profit was $nil and $150,216 for the three months ended December 31, 2003 and 2002, respectively.

OPERATING COSTS

Operating expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses; payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure. Operating expenses were $35,910 and $224,486 for the three months ended December 31, 2003 and 2002, respectively. While the Company disposed of Langara and Entertainme.com, it still incurred operating expenses for General Management and asset depreciation of the company for the quarter. Additionally, $28,020 was expensed for the loss on the sale of Langara Entertainment, Inc.

NET LOSS

Net loss for the quarter was $83,647 and $104,687 for the three months ended December 31, 2003 and 2002, respectively, a decrease in net loss of 20%. The improvement in net loss in comparison with the prior period was primarily due to the disposition of Langara and Entertainme.com.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2003, the Company had a working capital deficit of $448,464 compared to a working capital deficit of $651,745 on September 30, 2003. Our cash balance was $nil as of December 31, 2003, as compared to $526 at September 30, 2003.

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

The Company has incurred substantial operating losses and negative cash flows from operations from inception through September 30, 2003. Due to the serious financial condition at September 30, 2003 negotiation immediately began to provide Wilmington Rexford with the ability to pay down its debts and stop the negative cash flow. The moves made in the first quarter and second quarter of fiscal 2004 have positioned Wilmington Rexford and its shareholders for the opportunity at a continued shareholding in and newly reorganized Wilmington Rexford, Inc. as it becomes China Pharmaceuticals Corporation and completes its pending acquisition and also an independent shareholding in a reorganized independent E-Trend Networks as it spins out as part of the reorganization plan.

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

         2. Wilmington Rexford, Inc., will acquire a controlling interest in Zhejiang University Pharmaceutical, Co., Ltd ("Zheda Pharmacy") a company incorporated in China. The reorganized company, China Pharmaceuticals Corporation., will be positioned to become a leader in China's fast growing pharmaceutical industry.

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


ITEM 3.  CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2003, have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

Our chief executive officer and chief financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in our internal controls.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   EXHIBITS


--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                       EXHIBIT
--------------------------------------------------------------------------------
       2.1          Agreement and Plan of Share Exchange (1)
--------------------------------------------------------------------------------
       3.1          Certificate of Incorporation, as amended (2)
--------------------------------------------------------------------------------
       3.2          Bylaws (2)
--------------------------------------------------------------------------------
       10.1         Debentures issued to eAngels EquiDebt Partners V, LLC (3)
--------------------------------------------------------------------------------
       10.2         Promissory Note from WorldVest Holding Corporation (3)
--------------------------------------------------------------------------------
       10.3         Promissory Note from FutureVest Corporation (3)
--------------------------------------------------------------------------------
       10.4         Promissory Note from South Beach Partners, LLC/South Beach
                    Entertainment (3)
--------------------------------------------------------------------------------
       10.5         Promissory Note from WSY Limited, Inc. (3)
--------------------------------------------------------------------------------
       10.6         Promissory Note from TransJet.com/Wild Toyz (3)
--------------------------------------------------------------------------------
       10.7         Promissory Note from GEMS Canada, Inc. to E-Trend Networks,
                    Inc. (8)
--------------------------------------------------------------------------------
       10.8         Share Exchange Agreement with Langara Group, Inc. (8)
--------------------------------------------------------------------------------
       10.9         Share Exchange Agreement with Fly.com, Inc. for
                    EntertainMe.com e-Commerce portal (8)
--------------------------------------------------------------------------------
      10.10         Share Exchange Agreement with China Merchants DiChain
                    Investment Holdings Limited (8)
--------------------------------------------------------------------------------
       16.1         Letter from KMPG LLP (4)
--------------------------------------------------------------------------------
       16.2         Letter from Kaufman, Rossin & Co., P.A. (5)
--------------------------------------------------------------------------------
       16.3         Letter from Beckstead and Watts, LLP (6)
--------------------------------------------------------------------------------
       16.4         Letter from De Joya & Company (7)
--------------------------------------------------------------------------------
        21          Subsidiaries of the registrant (2)
--------------------------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
       31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
       32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
       32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

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

(8) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended September 30, 2003, file number 0-28879.

Reports on Form 8-K: A Form 8-K for October 30, 2003 was filed November 5, 2003 and amended November 6, 2003, disclosing under Item 4 the change in the registrant's certifying accountant. No financial statements were required to be filed. A Form 8-K for December 5, 2003 was filed February 12, 2004, disclosing under Item 4 the change in the registrant's certifying accountant. No financial statements were required to be filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WILMINGTON REXFORD, INC.


Date:   March 7, 2004                    By:  /s/ AARON ZHU
       -------------------                  ------------------------------------
                                               Aaron Zhu, President


Date:   March 5, 2004                    By:  /s/ GARRETT KRAUSE
      --------------------                  ------------------------------------
                                               Garrett Krause
                                               Interim Chief Financial Officer