Form 10QSB
period 2004-03-31
CHINA PHARMACEUTICALS CORP
filed 2004-05-20
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from _____________________ to __________________


                         Commission file number 0-28879

                        CHINA PHARMACEUTICALS CORPORATION
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

                            WILMINGTON REXFORD, INC.
                               SEPTEMBER 30, 2003
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_x_ No _


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

     760,733  SHARES  OF  COMMON  STOCK, $0.0001 PAR VALUE, AS OF MARCH 31, 2004

     Transitional  Small  Business  Disclosure  Format  (check  one);  Yes  No X
                                                                               -

                                      INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

ITEM  1.  Consolidated Financial Statements                                    3

          Consolidated Balance Sheet as of March 31, 2004(unaudited)           3

          Consolidated Statements of Operations and Comprehensive Loss
          for the three months ended March 31, 2004 and 2003 (unaudited)       4

          Consolidated Statements of Cash Flows
          for the three months ended March 31, 2004 and 2003 (unaudited)       5

          Notes to consolidated financial statements (unaudited)            6-10

ITEM  2.  Management's Discussion and Analysis or Plan of Operations          11

ITEM  3.  Controls and Procedures                                             12

                          PART II - OTHER INFORMATION


ITEM  1.  Legal Proceedings                                                   13

ITEM  2.  Change in Securities                                                13

ITEM  3.  Defaults upon Senior Securities                                     13

ITEM  4.  Submission of Matters to a Vote of Security Holders                 13

ITEM  5.  Other Information                                                   13

ITEM  6.  Exhibits and Reports on Form 8-K                                    13

                                    SIGNATURE


              CHINA PHARMACEUTICIALS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2004 (UNAUDITED)
===============================================================================


                                     ASSETS

CURRENT ASSETS
   Cash                                                           $       3,685
   Accounts Receivable                                                        -
   Inventory                                                                  -
   Prepaid and other Current Assets                                           -
      Total Current Assets                                                3,685

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $259,542      83,533

ADVANCES DUE FROM RELATED PARTIES                                        77,007

INVESTMENTS                                                                 250
                                                                  -------------

      TOTAL ASSETS                                                $     164,475
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                       $      54,696
   Notes payable - stockholder                                          434,637
                                                                  -------------
      Total current liabilities                                         489,333
                                                                  -------------

LEASE COMMITMENTS

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.0001 per share,
     1,000,000 shares authorized, zero issued
     and outstanding                                                          -
   Common stock, par value $0.0001 per share,
     50,000,000 shares authorized, 760,733 issued
     and outstanding                                                    820,843
   Additional paid-in capital                                         3,800,406
   Retained Deficit                                                  (4,946,107)
      Total stockholders' deficit                                      (324,858)
                                                                  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $     164,475
                                                                  =============



                      See accompanying notes - unaudited.
                      -----------------------------------



               CHINA PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
===============================================================================
                                                      2004              2003
                                                   ----------        ----------


   SALES                                           $        -        $  340,640

   COST OF SALES                                            -           272,527
                                                   ----------        ----------
      GROSS MARGIN                                          -            68,113
                                                   ----------        ----------

   Operating expenses ($30,000 to a related
     party in 2003)                                    37,184           193,642
   Depreciation and amortization                       19,717            25,957
   Loss of Sale of Fixed Asset (Gain)                       -             1,909
                                                   ----------        ----------
      NET LOSS                                     $   56,901        $  153,395
                                                   ----------        ----------

OTHER COMPREHENSIVE (LOSS) INCOME
   Unrealized gain on investment                   $        -        $        -
   Foreign currency translation adjustment                  -            (3,717)
                                                   ----------        ----------

      COMPREHENSIVE LOSS                           $   56,901        $  157,112
                                                   ==========        ==========

   Net loss per share, basic and diluted           $    (0.07)       $    (0.21)
                                                   ==========        ==========

   Weighted average common shares outstanding,
   basic and diluted                                  759,802           759,802
                                                   ==========        ==========




                      See accompanying notes - unaudited.
                      -----------------------------------




               CHINA PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
===============================================================================
                                                      2004              2003
                                                   ----------        ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $  (56,901)       $ (258,082)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
   ------------------------------------------------
      Depreciation and amortization                    19,717            49,891
     (Decrease) increase in operating liabilities:
         Accounts receivable                                -          (106,867)
         Inventory                                          -            72,461
         Prepaid expenses and other current assets          -               (66)
         Accounts payable and accrued liabilities     (67,978)          193,754
         Total adjustments                            (48,261)          209,173
                                                   ----------        ----------
         Net cash by (used in) operating activities  (105,162)          (48,909)
                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to related parties                                 -          (182,767)
   Purchase of property and equipment                       -            (5,561)
                                                   ----------        ----------
         Net cash (used in) investing activities            -          (188,328)
                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable - related party         108,847           225,396
                                                   ----------        ----------
         Net cash provided by financing activities    108,847           225,396
                                                   ----------        ----------

EFFECT OF EXCHANGE RATES ON CASH                            -            (5,458)

         NET INCREASE (DECREASE) IN CASH                3,685           (17,299)

CASH AT BEGINNING OF PERIOD                                 -            26,262
                                                   ----------        ----------

CASH AT END OF PERIOD                              $    3,685        $    8,963
                                                   ==========        ==========

Supplemental Disclosures:

   Interest paid                                   $        -        $        -
                                                   ==========        ==========

   Income taxes paid                               $        -        $        -
                                                   ==========        ==========



                      See accompanying notes - unaudited.
                      -----------------------------------



               CHINA PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for a full year of operations.

The Company at the completion of its recent reorganization and acquisition has changed its fiscal year end from September 30 to December 31. Accordingly, the March 31, 2004 Form 10-QSB represents the Company's new first quarter. The audited financial statements at September 30, 2003, which are included in the Company's Annual Report on Form 10-KSB, and the Form 10-QSB for the transition period ended December 31, 2003 should be read in conjunction with these consolidated financial statements.

CONSOLIDATION

The consolidated financial statements include the accounts of China Pharmaceuticals Corporation (formerly Wilmington Rexford, Inc.) (Parent) and its former wholly-owned subsidiary, E-Trend Networks, Inc. (collectively "the Company"). E-Trend Networks, Inc. was spun out to shareholders of record on April 22, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

BUSINESS ACTIVITY

China Pharmaceuticals Corporation (China Pharma) was incorporated on June 17, 1996 under the laws of the State of Colorado and changed its domicile in February 2001 to the State of Delaware. China Pharma recently changed its name due to the acquisition of Zhejiang University Pharmaceutical Co., Ltd. ("Zheda Pharmacy"), a company incorporated in China. China Pharmaceuticals Corporation believes that it is positioned to become a leader in China's fast growing pharmaceutical industry. E-Trend Networks, Inc (E-Trend) a former long time subsidiary was recently spun off by way of a dividend distribution to the shareholders of record on April 22, 2004 and now operates independent of China Pharma.

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

Notes payable - The fair value of notes payable are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2004, the fair value approximates the carrying value.

Advances due from related parties - The fair value of advances due from related parties are determined by calculating the present value of the instruments using a current market rate of interest as compared to the stated rate of interest and giving effect for the right to offset with the note payable to stockholder in the event of non-performance. At March 31, 2004, the fair value approximates the carrying value.

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------

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

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------

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

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------

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

NOTE  2.  LIQUIDITY AND CAPITAL RESOURCES

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

The Company has incurred substantial operating losses and negative cash flows from operations from inception through March 31, 2004. However, it has effectively completed a full restructure whereby its money losing subsidiary, E-Trend Networks, Inc., has been spun out to the shareholders and will continue operations as an independent company and the new acquisition of Zheda Pharmacy has been completed. Management believes that the Company will now become cash flow positive from operations by the end of its new fiscal year ending December 31, 2004. However, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue a business segment or overall operations.

Management believes that actions presently being taken, as described in the preceding paragraph, provide the opportunity for the Company to continue as a going concern, however, there is no assurance this will occur.


NOTE  3.  RELATED PARTY TRANSACTIONS

NOTES  PAYABLE  STOCKHOLDER

At March 31, 2004, E-Trend Networks, Inc. has borrowed a total of $209,636 from eAngels EquiDebt Partners V, a related party. These loans are all part of E-Trend Networks, Inc. and will not be part of the debts of China Pharma going forward. The notes bear and are due on March 31, 2004.

On February 26th, 2004, the Company borrowed $225,000 from China Merchants Di-Chain Investments Holdings Limited in order to complete the reorganization and transaction. This loan has been booked as a short term loan with no interest for 6 months.

ADVANCES  DUE  FROM  RELATED  PARTIES

At March 31, 2004, the Company has advanced a total of $77,007 to an entity controlled by the majority shareholder of the Company. These advances bear no interest. Again these notes were part of E-Trend Networks, Inc. and are no longer assets of China Pharma.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

This Management Discussion and Analysis (MD&A) focuses on key statistics from the consolidated financial statements of China Pharmaceuticals Corporation for the three months ended March 31, 2004, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political, and environmental conditions. This MD&A of the financial condition and results of operations for the three months ended March 31, 2004, should be read in conjunction with the consolidated financial statements and related notes of China Pharmaceuticals Corporation.

RECENT  EVENTS

In the first quarter of fiscal 2004 (January 2004 through March 2004), China Pharma (formerly Wilmington Rexford) has been undergoing significant financial restructuring to help stop the cash burn due to continued money losing operations. On February 13, 2004, China Pharma (formerly Wilmington Rexford) entered into a complete reorganization plan and agreement for the acquisition of a Chinese-based company. The terms of this new plan provided for full payment of all outstanding China Pharma (formerly Wilmington Rexford) debts and allowed E-Trend Networks, Inc. to spin off and continue as a separate public company.

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

RESULTS  OF  OPERATIONS

NET  SALES

Net sales were $nil and $340,640 for the three months ended March 31, 2004 and 2003, respectively, reflecting the disposition of E-Trend's two money losing entities; EntertainMe.com and Langara Entertainment, Inc.

GROSS  PROFIT

Gross profit was $nil and $68,113 for the three months ended March 31, 2004 and 2002, respectively.

OPERATING  COSTS

Operating expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses; payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure. Operating expenses were $37,184 and $193,642 for the three months ended March 31, 2004 and 2003, respectively. While the Company disposed of Langara and Entertainme.com, it still incurred operating expenses for general management and asset depreciation for the quarter.

NET  LOSS

Net loss for the quarter was $56,901 and $153,395 for the three months ended March 31, 2004 and 2003, respectively, a decrease in net loss of 63%. The improvement in net loss in comparison with the prior period was primarily due to the disposition of Langara and Entertainme.com.

LIQUIDITY  AND  CAPITAL  RESOURCES

On March 31, 2004, the Company had a working capital deficit of $485,648 compared to a working capital deficit of $448,464 on December 31, 2003. Our cash balance was $3,685 as of March 31, 2004, as compared to $nil at December 31, 2003.

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

The auditor's report on the audited financial statements for the fiscal year ended September 30, 2003 contained the following paragraph:

"The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

PLAN  OF  OPERATION

With the Company having completed the spin off of E-Trend Networks, Inc., it is completing the last portion of its reorganization: the acquisition of Zhejiang University Pharmaceutical Co., Ltd. This acquisition is anticipated to be completed by the end of May, 2004.

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


ITEM  3.  CONTROLS  AND  PROCEDURES

Our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2004, have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

Our chief executive officer and chief financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in our internal controls.

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

          Not  Applicable.

ITEM  5.  OTHER  INFORMATION

          Not  Applicable.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

A)   EXHIBITS


REGULATION
S-B NUMBER     EXHIBIT
----------     -----------------------------------------------------------------

2.1            Agreement and Plan of Share Exchange (1)
----------     -----------------------------------------------------------------
3.1            Certificate  of  Incorporation,  as  amended  (2)
----------     -----------------------------------------------------------------
3.2            Bylaws (2)
----------     -----------------------------------------------------------------
3.3            Certificate  of Amendment to the Certificate of Incorporation (9)
----------     -----------------------------------------------------------------
10.1           Debentures  issued  to  eAngels  EquiDebt  Partners  V,  LLC  (3)
----------     -----------------------------------------------------------------
10.2           Promissory  Note  from  WorldVest  Holding  Corporation  (3)
----------     -----------------------------------------------------------------
10.3           Promissory  Note  from  FutureVest  Corporation  (3)
----------     -----------------------------------------------------------------
10.4           Promissory  Note  from  South  Beach  Partners,  LLC/South  Beach
               Entertainment  (3)
----------     -----------------------------------------------------------------
10.5           Promissory  Note  from  WSY  Limited,  Inc.  (3)
----------     -----------------------------------------------------------------
10.6           Promissory  Note  from  TransJet.com/Wild  Toyz  (3)
----------     -----------------------------------------------------------------
10.7           Promissory  Note  from  GEMS  Canada,  Inc.  to E-Trend Networks,
               Inc.(8)
----------     -----------------------------------------------------------------
10.8           Share  Exchange  Agreement  with  Langara  Group,  Inc.  (8)
----------     -----------------------------------------------------------------
10.9           Share  Exchange  Agreement with Fly.com, Inc. for EntertainMe.com
               e-Commerce  portal  (8)
----------     -----------------------------------------------------------------
10.10          Share  Exchange Agreement with China Merchants DiChain Investment
               Holdings  Limited  (8)
----------     -----------------------------------------------------------------
16.1           Letter  from  KMPG  LLP  (4)
----------     -----------------------------------------------------------------
16.2           Letter  from  Kaufman,  Rossin  &  Co.,  P.A.  (5)
----------     -----------------------------------------------------------------
16.3           Letter  from  Beckstead  and  Watts,  LLP  (6)
----------     -----------------------------------------------------------------
16.4           Letter  from  De  Joya  &  Company  (7)
----------     -----------------------------------------------------------------
21             Subsidiaries  of  the  registrant  (2)
----------     -----------------------------------------------------------------
31.1           Rule  13a-14(a)  Certification  of  Chief  Executive  Officer
----------     -----------------------------------------------------------------
31.2           Rule  13a-14(a)  Certification  of  Chief  Financial  Officer
----------     -----------------------------------------------------------------
32.1           Certification  Pursuant  to  18  U.S.C.  Section 1350, as Adopted
               Pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of 2002
----------     -----------------------------------------------------------------
32.2           Certification  Pursuant  to  18  U.S.C.  Section 1350, as Adopted
               Pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of 2002
----------     -----------------------------------------------------------------

(1) Incorporated by reference to the exhibits to the registrant's definitive proxy statement filed January 2, 2001.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-2, file number 333-70184.
(3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended September 30, 2002, file number 0-28879.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 1, 2002, filed May 7, 2002, file number 0-28879.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 28, 2003, filed September 24, 2003, file number 0-28879.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 30, 2003, filed November 5, 2003, file number 0-28879.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 5, 2003, filed February 12, 2004, file number 0-28879.
(8) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended September 30, 2003, file number 0-28879.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 25, 2004, filed March 29, 2004, file number 0-28879.

Reports  on  Form  8-K:

- A Form 8-K for December 5, 2003 was filed February 12, 2004, disclosing under Item 4 the change in the registrant's certifying accountant. No financial statements were required to be filed.
- A Form 8-K for February 20, 2004 was filed February 23, 2004, disclosing under Item 1 the change in control of the registrant and under Item 8, the change in the registrant's fiscal year. No financial statements were required to be filed.
-    A  Form  8-K  for March 25, 2004 was filed March 29, 2004, disclosing under
     Item 5, the change of its name to China Pharmaceuticals, and the implementation of a 1-for-20 reverse stock split. No financial statements were required to be filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMACEUTICALS CORPORATION



Date: May 20, 2004                      By:  /s/ Di Fan
                                             ----------
                                             Di Fan, Chief Executive Officer


Date: May 20, 2004                      By:  /s/ Garrett Krause
                                             ------------------
                                             Garrett Krause
                                             Interim Chief Financial Officer