Form 10QSB
period 2004-06-30
CHINA PHARMACEUTICALS INTERNATIONAL CORP
filed 2004-08-20
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from __________________ to _______________


                         Commission file number 0-28879

                 CHINA PHARMACEUTICALS INTERNATIONAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

          BRITISH VIRGIN ISLANDS                         98-0348508
     (State or other jurisdiction of            (IRS Employer incorporation
            or organization)                         Identification No.)

              14066 CATALINA STREET, SAN LEANDRO, CALIFORNIA 94577
                    (Address of principal executive offices)

                                 (510) 483-2383
                           (Issuer's telephone number)

                       CHINA PHARMACEUCTICALS CORPORATION
            3753 HOWARD HUGHES PARKWAY, #200, LAS VEGAS, NEVADA 89109
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                                  Yes     No   X
                                     ----    ----
    State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

           46,160,733 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                  JUNE 30, 2004

 Transitional Small Business Disclosure Format (check one);  Yes     No  X
                                                                ----   ----

                                      INDEX

                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements                                     3

        Consolidated Balance Sheet as of June 30, 2004 (unaudited)            3

        Consolidated Statements of Operations and Comprehensive Loss
          for the six months and three months ended June 30, 2004
          and 2003 (unaudited)                                                4

        Consolidated Statements of Cash Flows
        for the six months ended June 30, 2004 and 2003 (unaudited)           5

        Notes to consolidated financial statements (unaudited)                6

ITEM 2. Management's Discussion and Analysis or Plan of Operations           12

ITEM 3. Controls and Procedures                                              15

                           PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings                                                    18

ITEM 2. Change in Securities                                                 18

ITEM 3. Defaults upon Senior Securities                                      18

ITEM 4. Submission of Matters to a Vote of Security Holders                  18

ITEM 5. Other Information                                                    18

ITEM 6. Exhibits and Reports on Form 8-K                                     19

                                    SIGNATURE

               CHINA PHARMACEUTICIALS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2004 (UNAUDITED)
================================================================================
                                     ASSETS
CURRENT ASSETS
   Cash                                                       $         853,127
   Accounts Receivable                                                2,851,415
   Inventory                                                            490,798
   Prepayment                                                         2,936,139
   Interest receivables                                                  87,272
   Loan receivables and other receivables                             2,541,757
                                                              ------------------

       Total Current Assets                                           9,760,508
                                                              ------------------

Property plant and equipment, net                                     1,819,725
Construction in progress                                              5,586,779
Long term investment                                                  1,089,575
Advances due from related parties                                        77,007
Intangible assets, net of accumulated amortization
  of $509,150                                                         1,919,426
                                                              ------------------

       TOTAL ASSETS                                           $      20,253,020
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                           $         828,377
   Short term debt                                                    3,025,902
   Note payable                                                       1,491,115
   Accrued charges and other payables                                 1,231,390
   Current portion of long term debt                                     74,892
   Advance from related parties                                         217,561
                                                              ------------------

       Total current liabilities                                      6,869,237
                                                              ------------------

LONG TERM DEBT                                                        6,062,125

MINORITY INTEREST                                                       350,544

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.0001 per share,
       1,000,000 shares authorized, zero issued
       and outstanding                                                       --
   Common stock, par value $0.0001 per share,
       50,000,000 shares authorized, 46,160,733 issued
       and outstanding                                                   10,702
   Additional paid-in capital                                         9,637,325
   Retained Deficit                                                  (2,676,914)
                                                              ------------------

   Total stockholders' deficit                                        6,971,113
                                                              ------------------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                  $      20,253,020
                                                              ==================



                       See accompanying notes - unaudited

               CHINA PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
     FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

====================================================================================================================================
                                                                    Six Months        Six Months      Three Months      Three Months
                                                                         Ended             Ended             Ended             Ended
                                                                 June 30, 2004     June 30, 2003     June 30, 2004      June 30,2003

SALES                                                           $   6,937,847     $     786,885     $   5,871,753      $    421,096

COST OF SALES                                                       6,205,920           689,306         5,156,571           332,709
                                                                --------------    --------------    --------------     -------------

     GROSS MARGIN                                                     731,926            97,579           715,182            88,387
                                                                --------------    --------------    --------------     -------------

OPERATING EXPENSES
     General and administrative expenses                              937,011           988,177           739,925           210,439
     Research and development                                          53,606                 -             7,192                 -
     Loss of Sale of Fixed Asset (Gain)                                     -                 -           (19,717)                -
                                                                --------------    --------------    --------------     -------------
  TOTAL OPERATING EXPENSES                                            990,617           988,177           727,400           210,439
                                                                --------------    --------------    --------------     -------------

OTHER INCOME
     Interest income from loans receivables                           105,995                 -            43,673                 -
     Bank interest income                                              14,556                 -            10,641                 -
     Interest expenses                                               (118,127)                -           (80,820)                -
     Others, net                                                        5,518           166,638               142                 -

     Foreign currency translation adjustment                                -            (3,878)                -               161
                                                                --------------    --------------    --------------     -------------

   NET LOSS BEFORE TAX                                               (250,749)         (723,960)          (38,582)         (122,213)

Provision for income tax                                                2,009                 -            (2,243)                -

NET LOSS AFTER TAX                                              $    (252,758)    $    (723,960)    $     (36,339)     $   (122,213)
                                                                ==============    ==============    ==============     =============

NET LOSS PER SHARE, BASIC AND DILUTED                           $       (0.33)    $      (0.048)    $       (0.05)     $     (0.008)
                                                                ==============    ==============    ==============     =============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                                        759,802        15,196,035           759,802        15,196,035
                                                                ==============    ==============    ==============     =============




                       See accompanying notes - unaudited

               CHINA PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
================================================================================

                                                                                         2004                  2003
                                                                                --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $    (252,758)       $     (258,082)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                                   874,353                49,891
      Amortization of intangible assets                                               110,447                     -
      Increase in acquisition goodwill                                               (353,905)                    -
   Changes in operating assets and liabilities:
      Accounts receivable                                                          (2,788,997)             (106,867)
      Inventory                                                                      (386,795)               72,461
      Prepaid expenses and other current assets                                    (2,575,022)                  (66)
      Accounts payable and accrued liabilities                                              -               193,754
      Interest receivable                                                             (50,961)                    -
      Trade payables                                                                  698,907                     -
      Accrued charges and other payables                                            1,217,279                     -
                                                                                --------------       ---------------
   Total adjustments                                                               (3,254,694)              209,173
                                                                                --------------       ---------------
Net cash by (used in) operating activities                                         (3,507,452)              (48,909)
                                                                                --------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease/(Increase) in loans receivables                                         2,420,721                     -
   Loans to related parties                                                                 -              (182,767)
   Purchase of property and equipment                                              (1,495,080)               (5,561)
   Addition of construction in progress                                              (498,905)                    -
  Minority                                                                            350,544                     -
   Addition of intangible assets                                                   (1,107,333)                    -
                                                                                --------------       ---------------
Net cash (used in) investing activities                                              (330,053)             (188,328)
                                                                                --------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Inception of short term loan                                                     3,053,539                     -
   Repayment of long-term debt                                                        (42,916)                    -
   Advance from an related party                                                      217,561                     -
   Repayments to related parties                                                     (456,548)                    -
      Proceeds from note payable - related party                                            -               225,396
                                                                                --------------       ---------------
Net cash provided by financing activities                                           2,771,636               225,396
                                                                                --------------       ---------------

EFFECT OF EXCHANGE RATES ON CASH                                                            -                (5,458)

NET INCREASE (DECREASE) IN CASH                                                    (1,065,869)              (17,299)

CASH AT BEGINNING OF PERIOD                                                         1,918,996                26,262
                                                                                --------------       ---------------

CASH AT END OF PERIOD                                                           $     853,127        $        8,963
                                                                                ==============       ===============


                       See accompanying notes - unaudited

CHINA PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for a full year of operations.

The Company at the completion of its recent reorganization and acquisition has changed its fiscal year end from September 30 to December 31. Accordingly, the quarter ended June 30, 2004 represents the Company's second fiscal quarter.

CONSOLIDATION

The accompanying pro forma consolidated balance sheet as of June 30, 2004 has been prepared to give effect to the acquisition of Zheda Pharmacy by China Pharma.

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

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

CHINA PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Notes payable - The fair value of notes payable are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2004, the fair value approximates the carrying value.

Advances due from related parties - The fair value of advances due from related parties are determined by calculating the present value of the instruments using a current market rate of interest as compared to the stated rate of interest and giving effect for the right to offset with the note payable to stockholder in the event of non-performance. At June 30, 2004, the fair value approximates the carrying value.

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

CHINA PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

CHINA PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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


NOTE 3.  RELATED PARTY TRANSACTIONS

NOTES PAYABLE STOCKHOLDER

At June 30, 2004, E-Trend Networks, Inc. has borrowed a total of $209,636 from eAngels EquiDebt Partners V, a related party. These loans are all part of E-Trend Networks, Inc. and will not be part of the debts of China Pharma going forward. The notes bear and are due on June 30, 2004.

CHINA PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3.  RELATED PARTY TRANSACTIONS (CONTINUED)

NOTES PAYABLE STOCKHOLDER (CONTINUED)

On February 26th, 2004, the Company borrowed $225,000 from China Merchants Di-Chain Investments Holdings Limited in order to complete the reorganization and transaction. This loan has been booked as a short-term loan with no interest for 6 months.

ADVANCES DUE FROM RELATED PARTIES

At June 30, 2004, the Company has advanced a total of $77,007 to an entity controlled by the majority shareholder of the Company. These advances bear no interest. Again these notes were part of E-Trend Networks, Inc. and are no longer assets of China Pharma. During the six months period, DFCT paid various Company secretary fees, filling fees and Accountancy fees on behalf of CPCL. The outstanding amount of $217,561 was recorded under the item Advance from related party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This Management Discussion and Analysis (MD&A) focuses on key statistics from the consolidated financial statements of China Pharmaceuticals Corporation for the six months ended June 30, 2004, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political, and environmental conditions. This MD&A of the financial condition and results of operations for the three and six months ended June 30, 2004, should be read in conjunction with the consolidated financial statements and related notes of China Pharmaceuticals Corporation.


RECENT EVENTS

In the first quarter of fiscal 2004 (January 2004 through March 2004), China Pharma (formerly Wilmington Rexford) underwent significant financial restructuring to help stop the cash burn due to continued money losing operations. On February 13, 2004, China Pharma (formerly Wilmington Rexford) entered into a complete reorganization plan and agreement for the acquisition of a Chinese-based company. The terms of this new plan provided for full payment of all outstanding China Pharma (formerly Wilmington Rexford) debts and allowed E-Trend Networks, Inc. to spin off and continue as a separate public company.


ACQUISITION OR DISPOSITION OF ASSETS

On May 24, 2004, the registrant closed its acquisition of 87.475% of Zhejiang University Pharmaceutical Co., Ltd., a Sino-foreign equity joint venture ("Zheda Pharmacy"), pursuant to the terms of an agreement dated as of May 24, 2004 with the owners of Sheung Tai Investments Limited. The registrant issued 13,848,220 shares of its common stock to the owners of Sheung Tai Investments Limited for 100% ownership of that entity. Sheung Tai Investments Limited owns 87.475% of Zheda Pharmacy.

Also on May 24, 2004, the registrant issued 31,151,780 shares to China Merchant DiChain Investment Holdings Limited and its designees for approximately $290,000 in debt conversion and assumption of costs of the transaction.

Following the acquisition the former shareholders of Sheung Tai Investments Limited and China Merchants DiChain Investment Holdings Limited held a majority of our total issued and outstanding common shares. Accordingly, the transaction has been accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of the registrant have been recorded at their fair market values and operating results have been included in our financial statements from the effective date of purchase. The fair value of the net assets acquired is equal to their book values. Also on May 24, 2004, the registrant issued 31,151,780 shares to China Merchant DiChain Investment Holdings Limited and its designees for approximately $290,000 in debt conversion and assumption of costs of the transaction.

There are now 46,160,733 shares of common stock of the registrant issued and outstanding.

For financial reporting purposes, the business combination was accounted for as an additional capitalization of China Pharma (a reverse acquisition with Zheda Pharmacy as the acquirer). The operations of Zheda Pharmacy are the continuing operations of China Pharmaceuticals Corporation.


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


RESULTS OF OPERATIONS

NET SALES. Net sales were $6,937,847 and for the six months ended June 30, 2004, as compared to $786,885 for the six months ended June 30, 2003, an increase of $6,150,962 (782%). For the three months ended June 30, 2004, net sales were $5,871,753, as compared to $421,096 for the three months ended June 30, 2003 an increase of $ 5,450,657 (1,294%) over the three months ended June 30, 2003. The increase compared with the corresponding period of the previous year was due to inclusion of results from Zhejiang University Pharmaceutical Co., Ltd and its subsidiaries after the completion of the merger.

GROSS MARGIN. Gross margin was $731,926 for the six months ended June 30, 2004 as compared to $97,579 for the 2003 period, and $715,182 for the three months ended June 30,

2004, as compared to $88,387 for the 2003 period. The increase was due to the change of product mix after the merger. Zhejiang University Pharmaceutical Co., Ltd is principally engaged in the development and manufacturing of medicine and health products for domestic sale to customers in the PRC.

OPERATING EXPENSES. Operating expenses were $937,011 for the six months ended June 30, 2004, as compared to $988,177 for the six months ended June 30, 2003, and $739,925 for the three months ended June 30, 2004, and $210,439 for the 2003 period. The increases in operating expenses compared with the previous corresponding periods were in line with the increase in sales.

NET LOSS. Net loss for the six months ended June 30, 2004 was $252,758, as compared to $723,960 for the comparable 2003 period. Net loss for the three months ended June 30, 2004 was $36,339, as compared to $122,213 in 2003.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2004, the Company had current assets of $9,760,508 and current liabilities of $6,869,237, resulting in working capital of $2,891,271. Our consolidated cash balance was $853,127 at June 30, 2004.

For the six months ended June 30, 2004, our operations used cash of $3,507,452. Cash of $2,771,636 was provided by short-term loans. In addition to using cash for operations, we used $330,053 for investing activities, which consisted primarily of items for our expansion.

PLAN OF OPERATION

In July 2004, our shareholders approved a merger of our company with a wholly-owned British Virgin Islands subsidiary. As a result, effective in August 2004, we have changed our name to China Pharmaceuticals International Corporation and changed our domicile to the British Virgin Islands.

In the third and fourth quarters, our company, by establishing new factories and developing new products, aims at building up its brand name of medicine and health products in China.

Our company will focus on research and development of two kinds of products. The first kind is the medicines of all-nature eye-drops for curing beneath the eyeball diseases and Thymosin-alpha 1 medicines for enhancing human immunity system. The second kind is all-natural health food and health products namely Fruit-Queen Multi-Vitamin and Cha Duo Wei, extracts from vegetables and tea leaves. Our company also develops dtoxic and anti-hepatize medicines.

Our company plans to actively promote the sale of its products by a series of marketing activities around September 2004, aiming at launching 10 medicines and health products for a projected turnover of RMB 100 to 120 million (US$12 to14.45 million).

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the company in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.


ITEM 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF CONTROLS

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer ("CEO"), Di Fan, and Aaron Zhu, our interim Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation,
(i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO AND CFO CERTIFICATIONS

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE EVALUATION

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

CONCLUSIONS

Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.    CHANGES IN SECURITIES

During the three months ended June 30, 2004, the registrant issued 13,848,220 shares in exchange for the outstanding shares of Sheung Tai Investments Limited to that entity's 5 shareholders, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriters were used.

In addition, during the three months ended June 30, 2004, the registrant issued 31,151,780 shares to China Merchant DiChain Investment Holdings Limited and its 14 designees for approximately $290,000 in debt conversion and assumption of costs of the transaction. The registrant relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriters were used.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July 2004, the holders of a majority of the registrant's outstanding common stock, owning approximately 51.5% of the outstanding shares, executed a written consent in favor of a merger of the registrant into a wholly-owned British Virgin Islands subsidiary. As a result of the merger, the registrant has changed its jurisdiction of domicile to the British Virgin Islands and changed its name to China Pharmaceuticals International Corporation.

ITEM 5.    OTHER INFORMATION

Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS


--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
   2.1 Share Exchange Agreement with China Merchants DiChain Investment Holdings Limited (1)
--------------------------------------------------------------------------------
   2.2 Sale and Purchase Agreement in relation to the entire issued share capital of Sheung Tai Investments Limited dated May 24, 2004 (2)
--------------------------------------------------------------------------------
   2.3 Plan of Merger between China Pharmaceuticals Corporation and China Pharmaceuticals International Corporation (3)
--------------------------------------------------------------------------------
   3.1 Memorandum and Articles of Association of China Pharmaceuticals International Corporation (3)
--------------------------------------------------------------------------------
  10.1         Promissory Note from GEMS Canada, Inc. to E-Trend Networks, Inc.
               (1)
--------------------------------------------------------------------------------
  10.2         Share Exchange Agreement with Langara Group, Inc. (1)
--------------------------------------------------------------------------------
  10.3 Share Exchange Agreement with Fly.com, Inc. for EntertainMe.com e-Commerce portal (1)
--------------------------------------------------------------------------------
  31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
  31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

-------------------
(1) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended September 30, 2003, filed February 17, 2004, file number 0-28879.

(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 24, 2004, filed May 27, 2004, file number 0-28879.

(3) Incorporated by reference to the exhibits to the registrant's definitive information statement dated July 19, 2004, filed July 20, 2004.

Reports on Form 8-K:

o A Form 8-K for May 24, 2004 was filed May 27, 2004, disclosing under Items 1 and 2 the change in control of the registrant and the acquisition of Zhejiang University Pharmaceutical Co., Ltd. Audited financial statements of Zhejiang University Pharmaceuticals Co., Ltd. were filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHINA PHARMACEUTICALS
                                     INTERNATIONAL CORPORATION


Date:  August 19, 2004               By:   /s/ DI FAN
     -------------------                ----------------------------------------
                                           Di Fan, Chief Executive Officer


Date:  August 19, 2004               By: /s/ AARON XIAOJUN ZHU
     -------------------                ----------------------------------------
                                           Aaron Xiaojun Zhu
                                           Interim Chief Financial Officer