Form 10QSB/A
period 2004-06-30
CHINA PHARMACEUTICALS INTERNATIONAL CORP
filed 2005-08-02
CIK 1081823

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

Amendment No. 1

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from _____________________ to __________________

Commission file number 0-28879

CHINA PHARMACEUTICALS INTERNATIONAL CORPORATION

(Exact name of small business issuer as specified in its charter)

British Virgin Islands (State or other jurisdiction of incorporation or organization)	98-0348508 (IRS Employer Identification No.)

Unit 3611, 36/F, West Tower, Shun Tak Centre

168-200 Connaught Road Central, Hong Kong

(Address of principal executive offices)

011 852 2255 0688

(Issuer’s telephone number)

14066 Catalina Street, San Leandro, California, CA 94577, U.S.A.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__      No x_

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

46,160,733 shares of Common Stock, $0.0001 par value, as of

June 30, 2004

Transitional Small Business Disclosure Format (check one); Yes No X

INDEX

Page

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

Balance Sheet as of June 30, 2004 (unaudited)	3

Statements of Operations and Comprehensive Loss for the six months
and three months ended June 30, 2004 and 2003 (unaudited)	4

Statements of Cash Flows for the six months
ended June 30, 2004 and 2003 (unaudited)	5

Notes to financial statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	12

ITEM 3. Controls and Procedures	15

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	18

ITEM 2.	Change in Securities	18

ITEM 3.	Defaults upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits and Reports on Form 8-K	19

SIGNATURE

See accompanying notes – unaudited

See accompanying notes – unaudited

CHINA PHARMACEUTICIALS CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

		2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES:				
Net loss	$	(318,828)	$	(380,134)
Adjustments to reconcile net loss to net cash used in operating activities:				
Depreciation and amortization		17,664		74,773
Loss on disposal of a subsidiary		44,326		-
Changes in operating assets and liabilities:				
Accounts receivable		-		(150,178)
Tax refund receivable		-		(33,436)
Inventory		-		57,969
Prepaid expenses and other current assets		-		(11,438)
Accounts payable and accrued liabilities		(30,419)		305,828
Total adjustments		31,571		243,518
NET CASH USED IN OPERATING ACTIVITIES		(287,257)		(136,616)
CASH FLOWS FROM INVESTING ACTIVITIES:				
Loans to related parties		-		(235,802)
Purchase of property and equipment		-		(7,988)
NET CASH USED IN INVESTING ACTIVITIES		-		(243,790)
CASH FLOWS FROM FINANCING ACTIVITIES:				
Proceeds from note payable - stockholder		-		361,105
Repayment to related parties		(165,608)		-
Advance from related party		452,865		-
NET CASH USED IN FINANCING ACTIVITIES		287,257		361,105
EFFECT OF EXCHANGE RATES ON CASH		-		(4,540)
NET INCREASE (DECREASE) IN CASH		-		(23,841)
CASH AT BEGINNING OF PERIOD		-		26,262
CASH AT END OF PERIOD		-		2,421
Supplemental disclosures of non-cash investing and financing activities:				
During the quarter ended December 31, 2002, the Company issued 10,000,000 shares of common stock in exchange for a $200,000 reduction to its note payable-stockholder	$	-	$	200,000
During the quarter ended June 30, 2004, the Company issued 31,151,780 shares of common stock in exchange for a $290,000 reduction to its payable-stockholder	$	290,000	$	-

See accompanying notes – unaudited

CHINA PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for a full year of operations.

The Company at the completion of its recent reorganization has changed its fiscal year end from September 30 to December 31. Accordingly, the quarter ended June 30, 2004 represents the Company’s second fiscal quarter.

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

CHINA PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

Cash - The carrying amount approximates fair value because of the short maturity of those instruments.

Notes payable - The fair value of notes payable are estimated using discounted cash flows analyses based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2004, the fair value approximates the carrying value.

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

INCOME TAXES

The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes. Under this method, the Company records deferred taxes based on temporary differences between the tax bases of the Company’s assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

STOCK COMPENSATION

Options granted to employees under the Company’s Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25.

CHINA PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NET LOSS PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128) which requires dual presentation of net earnings (loss) per share: Basic and Diluted. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive outstanding options and warrants. Outstanding stock options and warrants were not considered in the calculation of diluted net loss per share as their effect was anti-dilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which is effective for fiscal years beginning after December 15, 2002, except goodwill and intangible assets acquired after June 30, 2002 are subject immediately to the non-amortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations”, effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of this Statement did not have a material impact on the financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this Statement did not have a material impact on the financial statements.

CHINA PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides other technical corrections. The adoption of this Statement did not have a material impact on the financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on the financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

CHINA PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern assumes that the Company will continue in operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company has incurred substantial operating losses and negative cash flows from operations from inception through March 31, 2004. However, it has effectively completed a full restructure whereby its money-losing subsidiary, E-Trend Networks, Inc., has been spun out to the shareholders and will continue operations as an independent company. In the absence of achieving positive cash flows from the acquisition of a new business or obtaining additional debt or equity financing, the Company may have difficulty meeting obligations as they become due, and may be forced to discontinue overall operations.

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

CHINA PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS (continued)

NOTES PAYABLE STOCKHOLDER (continued)

On February 26th, 2004, the Company borrowed $225,000 from China Merchants Di-Chain Investments Holdings Limited in order to complete the reorganization. This loan has been booked as a short-term loan with no interest for 6 months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management Discussion and Analysis (MD&A) focuses on key statistics from the financial statements of China Pharmaceuticals Corporation for the six months ended June 30, 2004, and pertains to known risks and uncertainties relating to its businesses. This MD&A should not be considered all-inclusive, as it excludes changes that may occur in general economic, political, and environmental conditions. This MD&A of the financial condition and results of operations for the three and six months ended June 30, 2004, should be read in conjunction with the financial statements and related notes of China Pharmaceuticals Corporation.

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

ACQUISITION OR DISPOSITION OF ASSETS

On May 24, 2004, the registrant closed its acquisition of 87.475% of Zhejiang University Pharmaceutical Co., Ltd., a Sino-foreign equity joint venture (“Zheda Pharmacy”), pursuant to the terms of an agreement dated as of May 24, 2004 with the owners of Sheung Tai Investments Limited. The registrant issued 13,848,220 shares of its common stock to the owners of Sheung Tai Investments Limited for 100% ownership of that entity. Sheung Tai Investments Limited owns 87.475% of Zheda Pharmacy.

Also on May 24, 2004, the registrant issued 31,151,780 shares to China Merchant DiChain Investment Holdings Limited and its designees for approximately $290,000 in debt conversion and assumption of costs of the transaction.

Following the acquisition the former shareholders of Sheung Tai Investments Limited and China Merchants DiChain Investment Holdings Limited held a majority of our total issued and outstanding common shares. Accordingly, the transaction initially was accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of the registrant were recorded at their fair market values and operating results were included in our financial statements from the effective date of purchase. The fair value of the net assets acquired was equal to their book values. Also on May 24, 2004, the registrant issued 31,151,780 shares to China Merchant DiChain Investment Holdings Limited and its designees for approximately $290,000 in debt conversion and assumption of costs of the transaction.

Immediately after these issuances, 46,160,733 shares of common stock of the registrant were issued and outstanding.

For financial reporting purposes, the business combination initially was accounted for as an additional capitalization of China Pharma (a reverse acquisition with Zheda Pharmacy as the acquirer). The operations of Zheda Pharmacy were the continuing operations of China Pharmaceuticals Corporation.

Shortly after the acquisition of Zheda Pharmacy, the registrant realized that management of Sheung Tai Investments refused to turn over day-to-day control of the operations of Zheda Pharmacy to management of the registrant. The disputes between management of the registrant and management of Sheung Tai Investment resulted in litigation and protracted negotiations. In January 2005, the registrant relinquished its ownership of Sheung Tai Investments (and therefore Zheda Pharmacy) in exchange for the 13,848,220 shares of the registrant’s common stock that originally had been issued to the owners of Sheung Tai Investments. Accordingly, this amended report reflects the fact that the registrant did not have control over Zheda Pharmacy and its operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

STOCK BASED COMPENSATION. Options granted to employees under the Company’s Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25.

RESULTS OF OPERATIONS

There were no sales, cost of sales and gross margin amounts for the 2004 fiscal periods, since there was no business activity in 2004.

Operating expenses were $261,927 and $318,828 for the three and six months ended June 30, 2004, respectively, as compared to $210,439 and $686,850 for the corresponding periods in 2003. Most of the expenses for all periods were incurred to maintain the Company’s existence as a reporting company.

Net losses for the three and six months ended June 30, 2004 were $261,927 and $318,828, as compared to $122,052 and $380,134 for the comparable 2003 periods.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2004, the Company had current assets of $1,385 and current liabilities of $217,561, resulting in a working capital deficit of $216,176.

For the six months ended June 30, 2004, our operations used cash of $287,257. Cash of $287,257 was provided by a related party.

PLAN OF OPERATION

In July 2004, our shareholders approved a merger of our company with a wholly-owned British Virgin Islands subsidiary. As a result, effective in August 2004, we have changed our name to China Pharmaceuticals International Corporation and changed our domicile to the British Virgin Islands.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the company in periodic press releases, oral statements made by the company’s officials to analysts and shareholders in the course of presentations about the company, constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures (“Disclosure Controls”), and (ii) our internal control over financial reporting (“Internal Controls”). This evaluation (“Evaluation”) was performed by our Chief Executive Officer (“CEO”), FAN Di, and ZHOU Li Yang, our Chief Financial Officer (“CFO”). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the “Rule 13a-14(a)/15d-14(a) Certifications”). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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

Scope of the Evaluation

The CEO and CFO’s evaluation of our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 2.	Changes in Securities

During the three months ended June 30, 2004, the registrant issued 13,848,220 shares in exchange for the outstanding shares of Sheung Tai Investments Limited to that entity’s 5 shareholders, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriters were used.

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

In July 2004, the holders of a majority of the registrant’s outstanding common stock, owning approximately 51.5% of the outstanding shares, executed a written consent in favor of a merger of the registrant into a wholly-owned British Virgin Islands subsidiary. As a result of the merger, the registrant has changed its jurisdiction of domicile to the British Virgin Islands and changed its name to China Pharmaceuticals International Corporation.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

Regulation S-B Number	Exhibit
2.1	Share Exchange Agreement with China Merchants DiChain Investment Holdings Limited (1)
2.2	Sale and Purchase Agreement in relation to the entire issued share capital of Sheung Tai Investments Limited dated May 24, 2004 (2)
2.3	Plan of Merger between China Pharmaceuticals Corporation and China Pharmaceuticals International Corporation (3)
3.1	Memorandum and Articles of Association of China Pharmaceuticals International Corporation (3)
10.1	Promissory Note from GEMS Canada, Inc. to E-Trend Networks, Inc. (1)
10.2	Share Exchange Agreement with Langara Group, Inc. (1)
10.3	Share Exchange Agreement with Fly.com, Inc. for EntertainMe.com e-Commerce portal (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended September 30, 2003, filed February 17, 2004, file number 0-28879.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated May 24, 2004, filed May 27, 2004, file number 0-28879.
(3)	Incorporated by reference to the exhibits to the registrant’s definitive information statement dated July 19, 2004, filed July 20, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMACEUTICALS INTERNATIONAL CORPORATION

August 2, 2005	By: /s/ FAN DI
FAN Di Chief Executive Officer

August 2, 2005	By: /s/ ZHOU LI YANG
ZHOU Li Yang Chief Financial Officer